Form 10QSB
period 2001-09-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2001-11-09
CIK 1160206

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM  10-QSB

Mark One
    [x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001
                                      Or

    [_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

            _____________ to _______________.

Commission File Number:  000-33201



                       REPUBLIC BANCSHARES OF TEXAS, INC.
       (Exact name of small business issuer as specified in its charter)


            Texas                                     76-0691991
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


                               6809 FM 1960 West
                                 Houston, Texas
                    (Address of principal executive offices)

                                     77069
                                   (Zip Code)

                                  281-315-1100
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act ("Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]        No  [_]

As of November 9, 2001, there were 1,923,421 shares of the registrant's common stock, par value $1.00 per share outstanding.

          CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and other matters. Statements in this document that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements include, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document, are necessarily estimates reflecting the best judgment of the senior management of Republic Bancshares of Texas, Inc. (the "Company") and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

 . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

 . the timing, impact and other uncertainties of the Company's ability to establish a significant presence in new geographic service areas and capitalize on growth opportunities;

 . the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

 . changes in statutes and government regulations or their interpretations applicable to national banks;

 . the effects of vigorous competition in the markets in which the Company operates, including the impact on revenues and earnings of competitive changes to existing price structures and underlying interest rates;

 . requirements imposed (or latitude allowed to competitors) by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, or state regulatory bodies;

 . general economic or business conditions that may be less favorable than expected, resulting in, among other things, lower than expected revenues or greater than expected credit problems among the Company's customer and potential customer base;

 . the ability of the Company to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

 . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensations levels; and

 .  adverse changes in debt and capital markets.

The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                       REPUBLIC BANCSHARES OF TEXAS, INC.

                              Index to Form 10-QSB

                                                                     PAGE NO.
                                                                     --------
PART I.

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000.........................       4

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 2001 and 2000
         (unaudited)...............................................       5

         Consolidated Statement of Changes in Shareholders' Equity
         for the Nine Months ended September 30, 2001 (unaudited)..       6

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2001 and 2000 (unaudited).............       7

         Condensed Notes to Unaudited Interim Consolidated
         Financial Statements......................................       8

ITEM 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.............      10

PART II.

ITEM 1.  Legal Proceedings.........................................      22

ITEM 2.  Changes in Securities.....................................      22

ITEM 3.  Defaults Upon Senior Securities...........................      22

ITEM 4.  Submission of Matters to a Vote of Security Holders.......      22

ITEM 5.  Other Information.........................................      22

ITEM 6.  Exhibits and Reports on Form 8-K..........................      22

SIGNATURES.........................................................      23

                                    PART I.

ITEM 1.

FINANCIAL STATEMENTS
REPUBLIC BANCSHARES OF TEXAS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                              September 30,  2001       December 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
Cash and due from banks                                                          $ 16,440                 $ 11,811
Federal funds sold                                                                 34,009                    6,303
------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                               50,449                   18,114

Investment securities held to maturity                                                494                    3,477
Federal Reserve stock                                                                 631                      593

Loans                                                                             241,464                  183,559
Less:  allowance for loan losses                                                   (2,565)                  (1,836)
------------------------------------------------------------------------------------------------------------------
Loans, net                                                                        238,899                  181,723

Premises and equipment, net                                                         7,073                    5,516
Accrued interest receivable                                                         1,129                    1,153
Other assets                                                                          588                      750
------------------------------------------------------------------------------------------------------------------
     Total assets                                                                $299,263                 $211,326
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing                                                           $ 67,868                 $ 52,547
   Interest-bearing                                                               207,700                  137,550
------------------------------------------------------------------------------------------------------------------
     Total deposits                                                               275,568                  190,097
Accrued interest payable                                                              602                      459
Other liabilities                                                                     853                      178
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            277,023                  190,734
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
   Common stock, $1 par value; 5,000,000 shares authorized,
   1,922,000 shares issued and outstanding as of  September 30,
   2001 and December 31, 2000                                                       1,922                    1,922

   Additional paid-in capital                                                      19,098                   19,098
   Retained earnings (accumulated deficit)                                          1,220                     (428)
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    22,240                   20,592
------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                  $299,263                 $211,326
==================================================================================================================


            See accompanying condensed notes to unaudited interim
                       consolidated financial statements

REPUBLIC BANCSHARES OF TEXAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months ended              Nine months ended
                                                                          September 30,                  September 30,
------------------------------------------------------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                          2001                  2000         2001          2000
------------------------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)                      (unaudited)
 INTEREST INCOME:
   Loans, including fees                                      $    4,990            $    3,650       $   14,186    $    8,520
   Federal Reserve stock                                              10                     8               28            19
   Investment securities held to maturity                             10                    64               62           191
   Interest on federal funds sold and interest-bearing
    deposits in financial institutions                               201                   188              464           448
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                         5,211                 3,910           14,740         9,178
------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
   Interest on interest-bearing deposits                           1,997                 1,604            5,996         3,537
   Other                                                              --                    --                3            42
------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                         1,977                 1,604            5,999         3,579
------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES              3,234                 2,306            8,741         5,599
 Provision for loan losses                                           284                   259              719           918
------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,950                 2,047            8,022         4,681
------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST INCOME:
   Service charges on deposits                                       218                   134              590           310
   Other noninterest income                                          123                    91              343           209
------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST INCOME                                         341                   225              933           519
------------------------------------------------------------------------------------------------------------------------------
 NONINTEREST EXPENSE:
   Salaries and benefits                                           1,360                   935            3,749         2,618
   Occupancy, net                                                    297                   278              874           794
   Premises and equipment expense                                     86                    60              250           174
   SERVICE BUREAU FEES                                               105                    80              308           210
   Data processing fees                                               46                    39              144           109
   Other                                                             406                   305            1,123           888
------------------------------------------------------------------------------------------------------------------------------
    TOTAL NONINTEREST EXPENSE                                      2,300                 1,697            6,448         4,793
------------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE INCOME TAX PROVISION (BENEFIT)                        991                   575            2,507           407
 Federal income tax provision (benefit)
   Current                                                           381                   233              953           283
   Deferred                                                          (40)                  (37)             (94)         (145)
------------------------------------------------------------------------------------------------------------------------------
     Total federal income tax provision                              341                   196              859           138
 ------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                   $      650            $      379       $    1,648    $      269
===============================================================================================================================
 Earnings per common share:
   Basic                                                           $0.34                 $0.20            $0.86         $0.16
   Diluted                                                         $0.33                 $0.20            $0.85         $0.16

 Shares used in computing per share data:
   Basic                                                       1,922,000             1,920,000        1,922,000     1,681,000
   Diluted                                                     1,941,000             1,926,000        1,938,000     1,687,000

            See accompanying condensed notes to unaudited interim
                      consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                       RETAINED
                                                   COMMON STOCK                        EARNINGS        TOTAL
                                                ------------------     ADDITIONAL    (ACCUMULATED  SHAREHOLDERS'
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       SHARES     DOLLARS   PAID-IN CAPITAL   DEFICIT)       EQUITY
----------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
BALANCE AT DECEMBER 31, 2000                   1,922,000    $1,922       $19,098        $ (428)      $20,592

Net income for period ended 09/30/2001                 -         -             -         1,648         1,648
----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                  1,922,000    $1,922       $19,098        $1,220       $22,240
================================================================================================================

            See accompanying condensed notes to unaudited interim
                      consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Nine months ended September 30,
--------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2001          2000
--------------------------------------------------------------------------------------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  1,648    $    269
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                313         267
    Provision for loan losses                                    719         918
    Gain on sale of investment securities                        (13)          -
    Decrease (increase) in accrued interest receivable            24        (463)
    Decrease (increase) in other assets                          162        (557)
    Increase in accrued interest payable                         143         230
    Increase in other liabilities                                675         504
--------------------------------------------------------------------------------------
Net cash provided by operating activities                      3,671       1,168
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in loans (including net charge-offs)           (57,895)    (90,702)
 Proceeds from maturity of investment securities               3,000           -
 Purchase of Federal Reserve Bank stock                          (38)       (233)
 Purchases of bank premises and equipment                     (1,874)     (1,470)
--------------------------------------------------------------------------------------
Net cash used in investing activities                        (56,807)    (92,405)
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposit accounts                             85,471      75,609
 Proceeds from the sale of common stock                            -       9,000
--------------------------------------------------------------------------------------
Net cash provided by financing activities                     85,471      84,609
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          32,335      (6,628)
Cash and cash equivalents at beginning of period              18,114      29,715
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 50,449    $ 23,087
======================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                     $  5,856    $  3,264
 Taxes paid                                                      969           -




            See accompanying condensed notes to unaudited interim
                      consolidated financial statements.

              REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED NOTES TO UNAUDITED INTERIM
                       CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

(1) BASIS OF PRESENTATION

On September 7, 2001, Republic Bancshares of Texas, Inc, a Texas corporation (the "Company"), and Republic National Bank, a national banking association (the "Bank"), consummated the formation of a holding company for the bank (the "Reorganization") pursuant to an Agreement and Plan of Reorganization dated May 30, 2001. The Plan of Reorganization was approved by the affirmative vote of two-thirds of the outstanding shares of the Bank Common Stock at a Special Meeting of the Shareholders held on June 19, 2001.

Pursuant to the agreement, the Company owns 100% of a Deleware Company (RBT Holdings, Inc.) which in turn owns 100% of the Bank. The Company, as of September 7, 2001, assumed all of the Bank's obligations and liabilities under the Republic National Bank 1998 Stock Option Plan and the Republic National Bank Employee Stock Purchase Plan. Under the Stock Option Plan and the Stock Purchase Plan, the Company will issue shares of the Company in lieu of the Bank Common Stock.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company's financial position at September 30, 2001, operations for the three month and nine month periods ended September 30, 2001 and 2000, the changes in shareholders' equity for the nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 and 2000. These statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report of Republic National Bank on Form 10-KSB for the year ended December 31, 2000. The results of operations for the first nine months of 2001 are not necessarily indicative of the results of operations or cash flows for a full-year period.

(2) PROVISION FOR LOAN LOSSES

The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of borrowers to repay, current economic conditions and such other factors as, in management's best judgment, deserve recognition in determining the allowance and resultant provision for losses.

The real estate properties securing a portion of the Company's loans are primarily located in the Houston, Texas area. Accordingly, the ultimate collectibility of a portion of the Company's loan portfolio is susceptible to changes in market conditions in the area.

Management believes that the allowance for loan losses is adequate but not excessive to absorb losses inherent in the loan portfolio at September 30, 2001. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions and regulatory environment.

(3) EARNINGS PER SHARE

Earnings per share (EPS) computations are as follows:

                                                                    Three months ended                  Three months ended
                                                                    September 30, 2001                  September 30, 2000
                                                             --------------------------------   ----------------------------------
                                                               Basic EPS        Diluted EPS        Basic EPS         Diluted EPS
                                                             --------------   ---------------   ----------------   ---------------
(Dollars in thousands, except share data)                                                 (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                      $      650        $      650         $      379        $      379
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding                               1,922,000         1,922,000          1,920,000         1,920,000
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average dilutive effect of stock option plans               N/A               19,000              N/A               6,000
----------------------------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares outstanding                      1,922,000         1,941,000          1,920,000         1,926,000
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                               $     0.34        $     0.33         $     0.20        $     0.20
----------------------------------------------------------------------------------------------------------------------------------

                                                               Nine months ended                   Nine months ended
                                                              September 30, 2001                  September 30, 2000
                                                        --------------------------------   ----------------------------------
                                                          Basic EPS        Diluted EPS        Basic EPS         Diluted EPS
                                                        --------------   ---------------   ----------------   ---------------
(Dollars in thousands, except share data)                                            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                 $    1,648        $    1,648         $      269        $      269
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding                          1,922,000         1,922,000          1,681,000         1,681,000
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average dilutive effect of stock option plans          N/A               16,000              N/A               6,000
-----------------------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares outstanding                 1,922,000         1,938,000          1,681,000         1,687,000
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share                                          $     0.86        $     0.85         $     0.16        $     0.16
-----------------------------------------------------------------------------------------------------------------------------

(4) RECENT FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board's Statement No. 133 (Statement 133), Accounting for Derivative Instruments and for Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. The Financial Accounting Standards Board's Statement No. 137 (Statement 137), Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133, deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Financial Accounting Standards Board's Statement No. 138 (Statement 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, amended the accounting and reporting under Statement 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted these statements on January 1, 2001. The implementation of Statement 133 did not have an impact on its consolidated financial statements, as the Company had no derivative instruments.

The Financial Accounting Standards Board's Statement No. 140 (Statement 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, replaced the Financial Accounting Standards Board's Statement No. 125 (Statement 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and the adoption of the remaining provisions of Statement 140 had no material impact on its consolidated financial statements.

The Financial Accounting Standards Board's Statement No. 141 (Statement 141), Accounting for Business Combinations, supercedes Accounting Principles Board Opinion No. 16 and requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method instead of the pooling of interests method. The implementation of Statement 141 did not have an impact on the Company's consolidated financial statements as it had no business combinations during the quarter.

The Financial Accounting Standards Board's Statement No. 142 (Statement 142), Accounting for Goodwill and Intangible Assets, supercedes Accounting Principles Board Opinion No. 16. Statement 142 requires that goodwill amd intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually and is effective for fiscal years beginning after December 15, 2001. The implementation of Statement 142 as of January 1, 2002 is not expected to have an impact on the Company's consolidated financial statements as the Company has no goodwill or other intangible assets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS

On September 7, 2001 (the "Effective Date"), Republic National Bank, a national banking association (the "Bank") and Republic Bancshares of Texas, Inc., a Texas corporation (the "Company"), consummated the formation of a holding company for the Bank (the "Reorganization") pursuant to an Agreement and Plan of Reorganization dated May 30, 2001 (the "Agreement") among the Company, the Bank and RBT Holdings, Inc., a Delaware corporation ("Delaware Company"), and a related Plan of Consolidation among the Company, the Bank and RNB Interim Bank, N.A. Pursuant to the Agreement, each share of common stock of the Bank, $1.00 par value ("Bank Common Stock"), outstanding on the Effective Date and converted into and exchanged for one share of common stock of the Company, $1.00 par value ("Company Common Stock"). The Reorganization was approved by the affirmative vote of two-thirds of the outstanding shares of the Bank Common Stock at a Special Meeting of Shareholders held on June 19, 2001.

Prior to completion of the Reorganization, the Company was a wholly-owned subsidiary of the Bank. As a result of the Reorganization, the Company owns 100% of the issued and outstanding shares of common stock of the Delaware Company and the Delaware Company owns 100% of the issued and outstanding Bank Common Stock. A total of 1,922,000 shares of Company Common Stock were issued to shareholders of the Bank in connection with the Reorganization.

Pursuant to the Agreement, as of the Effective Date, the Company assumed all of the Bank's obligations and liabilities under the Republic National Bank 1998 Stock Option Plan ("Stock Option Plan") and the Republic National Bank Employee Stock Purchase Plan ("Employee Stock Purchase Plan"). Under the Stock Option Plan and the Employee Stock Purchase Plan, the Company will issue shares of Company Common Stock in lieu of Bank Common Stock.

OVERVIEW

As discussed above, the Company is a bank holding company for the Bank. The Bank is a national banking association which began operations on November 13, 1998. The Company offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Company presently has five (5) full-service banking offices located in Houston. The Company offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier's checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, cash management services, safe deposit boxes and online banking services. The Company's business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Company does not presently offer trust services. Through Star-NET, the Company's online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

Total assets at September 30, 2001 and December 31, 2000 were $299.3 million and $211.3 million, respectively. Loans were $241.5 million at September 30, 2001, an increase of $57.9 million or 31.5% from $183.6 million at December 31, 2000. Deposits at September 30, 2001 and December 31, 2000 were $275.6 million and $190.1 million, respectively, an increase of $85.5 million or 45.0%. The growth in loans and deposits was primarily due to a strong local economy and the efforts of our officers and the opening of our fifth office in September, 2001. Shareholders' equity grew $1.6 million or 7.8% from $20.6 million at December 31, 2000 to $22.2 million at September 30, 2001.


RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared with the same period in 2000

Interest income

Interest income for the nine months ended September 30, 2001 was $14.7 million, an increase of $5.5 million, or 59.8%, from $9.2 million in interest income for the nine months ended September 30, 2000. The increase in interest income was due almost entirely to an increase in the average earning asset base (loans not securities). A decrease in interest rates of 81 basis points, and a difference of one day during the period, offset the increase by $1.6 million. The year 2000 contained one additional day.

Interest expense

Interest expense on deposits and other borrowings was $6.0 million for the nine months ended September 30, 2001, compared with $3.6 million for the nine months ended September 30, 2000. The increase in interest expense was primarily attributable to an increase of $79.8 million in the average interest-bearing liabilities during the nine month period ended September 30, 2001 compared with the same period in 2000. The average rate paid on interest-bearing liabilities was 4.68% for the nine month period ended September 30, 2001, a decrease of 55 basis points compared with the same period in 2000.

Net interest income

Net interest income before the provision for loan losses for the nine months ended September 30, 2001 was $8.7 million, compared to $5.6 million for the nine months ended September 30, 2000, an increase of 55.4%. Growth in average loan balances primarily accounted for the increase in net interest income, partially offset by a decline in interest rates, for the nine month period ended September 30, 2001 compared to the same period in 2000. Net interest margin declined 64 basis points when comparing the nine months ended September 30, 2001 to the same period one year earlier.

The following unaudited tables present for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. No tax equivalent adjustments are reflected in the table and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                        Nine months ended September 30,
--------------------------------------------------------------------------------------------------------------
                                                        2001                         2000
--------------------------------------------------------------------------------------------------------------
                                           AVERAGE        INTEREST  AVERAGE     AVERAGE     INTEREST  AVERAGE
                                         OUTSTANDING      INCOME/    YIELD/   OUTSTANDING   INCOME/   YIELD/
                                          BALANCE         EXPENSE   RATE(1)     BALANCE     EXPENSE   RATE(1)
--------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Assets:
Interest-earning assets
  Loans                                     $212,941      $14,186     8.91%    $117,117     $8,521     9.72%
  Investment securities                        1,937           90     6.20        4,384        209     6.37
  Time deposits                                1,296           33     3.41          292         12        -
  Federal funds sold                          13,962          431     4.13        9,046        436     6.44
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets               $230,136      $14,740     8.56%    $130,839     $9,178     9.37%
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                       14,416                              8,992
Premises and equipment                         6,270                              5,068
Other assets                                   1,707                              1,861
Allowance for loan losses                     (2,122)                            (1,128)
--------------------------------------------------------------------------------------------------------------
     Total assets                           $250,407                           $145,632
--------------------------------------------------------------------------------------------------------------
Liabilities:
Interest-bearing liabilities
  Savings                                   $  1,227      $    17     1.85%    $    708     $   11     1.99%
  Money market checking and savings           82,463        2,207     3.58       50,536      1,764     4.66
  Time deposits                               87,462        3,772     5.77       39,292      1,762     5.99
--------------------------------------------------------------------------------------------------------------
  Total savings and time deposits           $171,152      $ 5,996     4.68%    $ 90,536     $3,537     5.22%
--------------------------------------------------------------------------------------------------------------
Repurchase agreements and other
  borrowed funds                                  74            3     5.42          857         42     6.59
--------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        $171,226      $ 5,999     4.68%    $ 91,393     $3,579     5.23%
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                             56,350                             36,761
  Other liabilities                            1,267                                605
--------------------------------------------------------------------------------------------------------------
  Total liabilities                          228,843                            128,759
--------------------------------------------------------------------------------------------------------------
Shareholders' equity                          21,564                             16,873
--------------------------------------------------------------------------------------------------------------
  Total liabilities and equity              $250,407                           $145,632
==============================================================================================================
Net interest income                                       $ 8,741                           $5,599
==============================================================================================================
Net yield on interest-earning assets                                  5.08%                            5.72%
==============================================================================================================

(1) Annualized

The following unaudited table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances, the volatility of interest rates and the increase (decrease) related to the change in number of days due to the leap year.

                                                         Nine months ended September 30, 2001 versus 2000
--------------------------------------------------------------------------------------------------------------
                                                           Increase (decrease)
                                                             Due to change in
                                                  ----------------------------------
                                                      Volume         Rate       Days    Rate/Volume     Total
--------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Interest income
  Loans                                               $6,966        $(1,290)    $(52)        $41        $5,665
  Investment securities                                 (117)            (2)       -           -          (119)
  Time deposits                                           42            (21)       -           -            21
  Federal funds sold                                     237           (241)      (2)          1            (5)
--------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                      7,128         (1,554)     (54)         42         5,562
--------------------------------------------------------------------------------------------------------------
Interest expense
  Savings                                                  8             (1)       -          (1)            6
  Money market checking and savings                    1,113           (666)      (8)          4           443
  Time deposits                                        2,158           (144)     (14)         10         2,010
--------------------------------------------------------------------------------------------------------------
    Total savings and time deposits                    3,279           (811)     (22)         13         2,459
--------------------------------------------------------------------------------------------------------------
  Repurchase agreements and other borrowed funds         (39)             -        -           -           (39)
--------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                 3,240           (811)     (22)         13         2,420
--------------------------------------------------------------------------------------------------------------
Changes in net interest income before provision
 for loan losses                                      $3,888        $  (743)    $(32)        $29        $3,142
==============================================================================================================

Provision for loan losses

The provision for loan losses was $719,000 for the nine months ended September 30, 2001 compared with $918,000 for the nine months ended September 30, 2000, a decrease of $199,000 or 21.7%. Provisions for loan losses are charged to earnings to bring the reserve to that level which management deems to be appropriate based on such factors as historical loss experience, the volume and type of loans made, nonperforming assets and the local economy and how it is affecting loan performance. Although no assurance can be given, management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2001. Management reviews quarterly the Company's loan loss allowance as its loan portfolio grows and diversifies. (See "Financial Condition--Allowance for Loan Losses")

Noninterest income

The Company's primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the nine months ended September 30, 2001 and 2000 was $933,000 and $519,000, respectively, an increase of $414,000 or 79.8%. The increase was primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of net interest income, after the provision for loan losses, was 11.6% and 11.1% for the nine months ended September 30, 2001 and 2000, respectively.

Noninterest expense

For the nine months ended September 30, 2001, noninterest expense totaled $6.4 million, an increase of $1.6 million, or 33.3% from the $4.8 million during the nine months ended September 30, 2000. The growth in noninterest expense was primarily due to an increase in employee compensation and benefits. All noninterest expense categories reflected increases due to the Company's continued growth and the need to provide services to effectively accommodate such growth.

The following unaudited table presents for the nine months ended September 30, 2001 and 2000 the major categories of noninterest expense:


                                               Nine months ended September 30,
------------------------------------------------------------------------------------------
                                                     2001       2000           % Increased
------------------------------------------------------------------------------------------
                                                     (In thousands)
Employee compensation and benefits                  $3,750     $2,618                43.2%
Net occupancy expenses, including furniture
   and equipment                                     1,124        968                16.1
Data processing equipment and technology               144        109                32.1
Data service bureau                                    308        210                46.7
Other expenses                                       1,122        888                26.5
------------------------------------------------------------------------------------------
    Total noninterest expense                       $6,448     $4,793                34.5%
==========================================================================================

Three months ended September 30, 2001 compared with the same period in 2000

Interest income

Interest income for the three months ended September 30, 2001 was $5.2 million, an increase of $1.3 million, or 33.3%, from the three months ended September 30, 2000. The increase in interest income was due primarily to an increase in the average earning asset base. A decrease in rates of 171 basis points between the periods, offset the increase by $1.1 million.

Interest expense

Interest expense on deposits and other borrowings was $2.0 million for the three months ended September 30, 2001, compared with $1.6 million for the three months ended September 30, 2000. The increase in interest expense was primarily attributable to an increase of $80.2 million in the average interest-bearing liabilities during the three month period ended September 30, 2001 compared with the same period in 2000. The average rate paid on interest-bearing liabilities which was 4.03% for the three month period ended September 30, 2001, a decrease of 156 basis points, offset the increase by $772,000.

Net interest income

Net interest income before the provision for loan losses for the three months ended September 30, 2001 was $3.2 million, compared to $2.3 million for the three months ended September 30, 2000, an increase of $900,000 or 39.1%. Growth in average loan balances, partially offset by growth in the interest-bearing deposits, primarily accounted for a $1.3 million increase in net interest income for the three month period ended September 30, 2001 compared to the same period in 2000. A decrease in net interest margin rate of 76 basis points, offset the increase by $340,000.

The following unaudited table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. No tax equivalent adjustments are reflected in the table and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                             THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------
                                                          2001                             2000
----------------------------------------------------------------------------------------------------------
                                           AVERAGE       INTEREST  AVERAGE     AVERAGE    INTEREST  AVERAGE
                                         OUTSTANDING     INCOME/   YIELD/    OUTSTANDING  INCOME/   YIELD/
                                           BALANCE       EXPENSE   RATE(1)     BALANCE    EXPENSE   RATE(1)
-----------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans                                      $234,827     $4,990   8.43%      $145,267     $3,650   9.99%
  Investment securities                         1,325         20   5.99          4,457         72   6.35
  Time deposits                                 2,241         16   2.83            897         11   5.43
  Federal funds sold                           21,259        185   3.45         10,260        177   6.35
-----------------------------------------------------------------------------------------------------------
Total interest-bearing assets                $259,652     $5,211   7.96%      $160,881     $3,910   9.67%
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                        16,431                           10,493
Premises and equipment                          6,838                            5,547
Other assets                                    1,654                            3,195
Allowance for loan losses                      (2,378)                          (1,439)
-----------------------------------------------------------------------------------------------------------
     Total assets                            $282,197                         $178,677
-----------------------------------------------------------------------------------------------------------
Liabilities:
Interest-bearing liabilities:
  Savings                                    $  1,294     $    6   1.84%      $    873     $    4   2.00%
  Money market checking and savings            97,352        726   2.96         58,994        723   4.88
  Time deposits                                95,745      1,245   5.16         54,302        877   6.42
-----------------------------------------------------------------------------------------------------------
  Total savings and time deposits            $194,391     $1,977   4.03%      $114,169     $1,604   5.59%
-----------------------------------------------------------------------------------------------------------
Repurchase agreements and other
  borrowed funds                                    -          -      -              -          -      -
-----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         $194,391     $1,977   4.03%      $114,169     $1,604   5.59%
-----------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                              64,299                           43,731
  Other liabilities                             1,144                              647
-----------------------------------------------------------------------------------------------------------
  Total liabilities                           260,034                          158,547
-----------------------------------------------------------------------------------------------------------
Shareholders' equity                           22,163                           20,130
-----------------------------------------------------------------------------------------------------------
Total liabilities and equity                 $282,197                         $178,677
===========================================================================================================
Net interest income                                       $3,234                           $2,306
===========================================================================================================
Net yield on interest-earning assets                               4.94%                            5.70%
===========================================================================================================

(1) Annualized

The following unaudited table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates.

                                                               Three months ended September 30, 2001 versus  2000
------------------------------------------------------------------------------------------------------------------------------
                                                               Increase (decrease)
                                                                 Due to change in
                                                     --------------------------------------
                                                           Volume                 Rate         Rate/Volume             Total
------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Interest income
  Loans                                                       $2,255               $  (923)         $ 8                $1,340
------------------------------------------------------------------------------------------------------------------------------
  Investment securities                                          (50)                   (1)          (1)                  (52)
  Time deposits                                                   18                   (14)           1                     5
  Federal funds sold                                             190                  (182)           -                     8
------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                              2,413                (1,120)           8                 1,301
------------------------------------------------------------------------------------------------------------------------------
Interest expense
  Savings deposits                                                 2                    (1)           1                     2
  Money market checking deposits                                 472                  (471)           2                     3
  Time deposits                                                  671                  (304)           1                   368
------------------------------------------------------------------------------------------------------------------------------
    Total savings and time deposits                            1,145                  (776)           4                   373
------------------------------------------------------------------------------------------------------------------------------
  Repurchase agreements and other borrowed funds                   -                     -            -                     -
------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                         1,145                  (776)           4                   370
------------------------------------------------------------------------------------------------------------------------------
Changes in net interest income before provision for
 loan losses                                                  $1,268               $  (344)         $ 4                $  928
==============================================================================================================================

Provision for loan losses

The provision for loan losses was $284,000 for the three months ended September 30, 2001 and $259,000 for the three months ended September 30, 2000, an increase of $25,000 or 9.7%. Provisions for loan losses are charged to earnings to bring the reserve to that level which management deems to be appropriate based on such factors as historical loss experience, the volume and type of loans made, nonperforming assets and the local economy and how it is affecting loan performance. Although no assurance can be given, management believes that the present allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2001. Management regularly reviews the Bank's loan loss allowance as its loan portfolio grows and diversifies. (See..."Financial Condition--Allowance for Loan Losses")

Noninterest income

Noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended September 30, 2001 and 2000 was $341,000 and $225,000, respectively, an increase of $116,000 or 51.6%. The increase was primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of net interest income, after provision for loan losses, was 11.6% and 11.0% for the three months ended September 30, 2001 and 2000, respectively.

Noninterest expense

For the three months ended September 30, 2001, noninterest expense totaled $2.3 million, an increase of $600,000, or 35.5% from the $1.7 million during the three months ended September 30, 2000. The growth in noninterest expense was primarily due to an increase in employee compensation and benefits. All noninterest expense categories reflected increases due to the Company's continued growth including small amounts for the opening of the fifth office in early September, 2001 and the need to provide services to effectively accommodate such growth.


The following unaudited table presents for the three months ended September 30, 2001 and 2000 the major categories of noninterest expense:


                                               Three months ended September 30,
-----------------------------------------------------------------------------------
(Dollars in thousands)                           2001      2000   % Increased
-----------------------------------------------------------------------------------
Employee compensation and benefits             $1,360    $  935       45.5%
Net occupancy expenses, including
   furniture and fixtures                         383       338       13.3
Data processing equipment and technology           46        39       17.9
Data service bureau                               105        80       31.3
Other expenses                                    406       305       33.1
-----------------------------------------------------------------------------------
     Total noninterest expense                 $2,300    $1,697       35.5%
===================================================================================

FINANCIAL CONDITION

Total assets increased to $299.3 million at September 30, 2001, up $88.0 million or 41.6% from $211.3 million at December 31, 2000. Total gross loans of $241.5 million at September 30, 2001 represented a $57.9 million or 31.5% increase compared with $183.6 million in loans at December 31, 2000. Growth in cash and cash equivalents accounted for the remaining asset growth. The cash and cash equivalents are primarily for liquidity.

The following unaudited table summarizes the Company's loan portfolio by type as of September 30, 2001 and December 31, 2000:

                                    September 30, 2001                  December 31, 2000
                             --------------------------------   ----------------------------------
(Dollars in thousands)           Amount           Percent            Amount            Percent
-------------------------------------------------------------------------------------------------
Commercial                         $104,733             43.4%           $ 76,872             38.3%
Real estate                         114,557             47.4              91,720             52.1
Individual                           20,326              8.4              13,762              9.0
Other                                 1,848              0.8               1,205              0.6
-------------------------------------------------------------------------------------------------
Total loans                        $241,464            100.0%           $183,559            100.0%
=================================================================================================

The Company's primary lending focus is on commercial loans and owner-occupied real estate loans to local businesses. Typically, the Company's customers have financing requirements between $100,000 and $500,000. The Company makes commercial loans primarily to small- and medium-sized businesses and to professionals.

The Company offers a variety of commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Many of the Company's commercial loans have floating rates, are for varying terms (generally not exceeding three years), are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to commercial loans secured solely by non-real estate business assets, the Company makes commercial loans that are secured by owner-occupied real estate, as well as other business assets. The Company's commercial mortgage loans are secured by first liens on real estate, typically have floating interest rates and amortize over a 15 year period with balloon payments due at the end of three years.

In underwriting commercial real property loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the borrower's financial condition. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above with respect to commercial real property are also used in the Company's construction lending activities. The Company also makes automobile, boat, home improvement and other loans to consumers, primarily those who have other deposit or loan relationships with the Company.

Nonperforming assets

The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and, when applicable, will also monitor delinquency levels for any negative or adverse trends. The Company's loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors, annual independent loan review, approval of large credit relationships by the Company's loan committee and loan quality documentation procedures. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At September 30, 2001, the Company had one nonaccrual loan in the amount of $204,000. There were no nonaccrual loans at December 31, 2000. At September 30, 2001 and December 31, 2000, the Company had one restructured loan in the amount of $235,000.


Allowance for loan losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company's loan portfolio. The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan watch list which, along with a delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In making its evaluation, management considers factors such as growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when a loan is deemed to be uncollectible.

The allowance for loan losses at September 30, 2001 was $2.6 million compared with $1.8 million at December 31, 2000. Management and the directors of the Company committed to regulators during the Company's charter application process that the Company will maintain a reserve amount to a level which management deems adequate to the risks in its loan portfolio. As of September 30, 2001 and December 31, 2000, $1,416,000 and $673,000, respectively, of loans had been classified as "substandard". Loans which are substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt. The following unaudited table presents an analysis of the allowance for loan losses and other related data for the nine months ended September 30, 2001 and the year ended December 31, 2000:


                                          Nine months ended        Year ended
                                          September 30, 2001    December 31, 2000
---------------------------------------------------------------------------------
                                                    (In thousands)
Balance, beginning of period                     $1,836              $  716
Provision for loan losses                           719               1,204
Loans charged off                                   (16)                (84)
Recoveries                                           26                   -
---------------------------------------------------------------------------------
Net recoveries (charge offs)                         10                 (84)
---------------------------------------------------------------------------------
Balance, end of period                           $2,565              $1,836
=================================================================================

The following unaudited table reflects the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from loans.


                                                  September 30, 2001                        December 31, 2000
                                     ---------------------------------------------------------------------------------
                                                             Percent of loans                        Percent of loans
                                             Amount            to gross loan          Amount          to gross loans
----------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Balance of allowance for loan losses
 applicable to:

Commercial and industrial                     $1,171                 43.4%            $  750                 41.9%
Real estate                                      887                 47.4                739                 50.0
Individual                                       282                  8.4                 94                  7.5
Other                                            225                  0.8                253                  0.6
----------------------------------------------------------------------------------------------------------------------
    Total allowance for loan losses           $2,565                100.0%            $1,836                100.0%
======================================================================================================================

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. Federal regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management of the Company will monitor the above conditions and is committed to maintaining an adequate allowance.

Investment securities

Based on management's assessment of the market environment and the Company's financial condition, no security purchases were made during the year ended December 31, 2000 or the nine months ended September 30, 2001 and a portion of the Company's investment securities were called for redemption during the nine months ended September 30, 2001 due to the downward movement in interest rates.

Investment securities held to maturity at September 30, 2001 and December 31, 2000 mature as follows:


                                                    September 30, 2001                   December 31, 2000
                                      ----------------------------------------------------------------------------
                                            Amortized             Market          Amortized           Market
                                               cost               value              cost             value
------------------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
Due in one year or less                        $  -                $  -             $  500            $  500
Due after one year through five years           494                 518              2,977             2,983
Due after five years through ten years            -                   -                  -                 -
Due after ten years                               -                   -                  -                 -
------------------------------------------------------------------------------------------------------------------
                                               $494                $518             $3,477            $3,483
==================================================================================================================

Deposits

The Company's deposits increased to $275.6 million at September 30, 2001, up from $190.1 million at December 31, 2000, an increase of $85.5 million or 45.0%. The increase was due to officers generating increased deposit activity. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Company's target market. Noninterest-bearing deposits reached $67.9 million at September 30, 2001, up from $52.5 million at December 31, 2000, an increase of 29.3%. Interest-bearing deposits increased $70.1 million or 50.9% from $137.6 million at December 31, 2000 to $207.7 million at September 30, 2001.

The daily average balances and weighted average rates paid on deposits for the three months ended September 30, 2001 and the year ended December 31, 2000 are presented below:

                                                 Three months ended                 Year ended
                                                 September 30, 2001             December 31, 2000
------------------------------------------------------------------------------------------------------
                                             Amount           Rate          Amount            Rate
                                      ----------------------------------------------------------------
                                                            (Dollars in thousands)
Interest-bearing demand deposits            $ 97,352          2.96%       $ 57,342           4.79%
Savings                                        1,294          1.84             777           1.93
Time                                          95,745          5.16          45,478           6.16
------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits           194,391          4.03         103,597           5.37
Non-interest-bearing deposits                 64,299             -          37,388              -
------------------------------------------------------------------------------------------------------
Total deposits                              $258,690          3.03%       $140,985           3.98%
======================================================================================================

Management believes the demand deposits will decrease slightly as a percentage of total deposits.

Capital resources

Shareholders' equity stood at $22.2 million at September 30, 2001, up $1.6 million or 7.8% from $20.6 million at December 31, 2000. The ratio of shareholders' equity to total assets was 7.4% at September 30, 2001, compared with 9.7% on December 31, 2000. Management believes that shareholders' equity is generally consistent with projections made for the Company's initial periods of operation.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve ("Federal Reserve") and the Bank is subject to capital adequacy requirement of the Office of the Comptroller of the Currency ("OCC"). Both the Federal Reserve and the OCC have adopted risk-based capital requirements. The following unaudited table provides a comparison of the Company's and the Bank's leverage and risk weighted capital ratios as of September 30, 2001 with the minimum and well capitalized regulatory standards:

                                                                                             To be well capitalized
                                       Actual at                      For capital            under prompt corrective
                                  September 30, 2001               adequacy purposes            action provisions
                               --------------------------        -----------------------     -------------------------
                                Amount            Ratio           Amount          Ratio       Amount            Ratio
----------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Total capital
(to risk-weighted assets)        $24,805           10.0%         $19,784          8.0%             $24,731       10.0%

Tier 1 capital
(to risk-weighted assets)         22,240            9.0%           9,892          4.0%              14,838        6.0%

Tier 1 capital
(to average assets)               22,240            7.9%          11,288          4.0% (1)          14,110        5.0%
======================================================================================================================

(1) The Fed may require the Company to maintain a leverage ratio above the required minimum.

                                    PART II.

  ITEM 1.    LEGAL PROCEEDINGS

  The Company expects from time to time to become a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material adverse effect on the Company's business, financial condition or results of operations.

  ITEM 2.    CHANGES IN SECURITIES

  Not applicable.

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

  ITEM 5.    OTHER INFORMATION

  Not applicable.

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  2.1 Agreement and Plan of Reorganization by and among Republic Bancshares of Texas, Inc., Republic National Bank and RBT Holdings, Inc. dated as of May 30, 2001 (incorporated herein by reference to Exhibit 2.1 to Republic Bancshares' Current Report on Form 8-K filed on September 27,
          2001).

  3.1 Articles of Incorporation of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.1 to Republic Bancshares' Current Report on Form 8-K filed on September 27, 2001).

  3.2 Bylaws of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.2 to Republic Bancshares' Current Report on Form 8-K filed on September 27, 2001).

  4.1 Specimen certificate for shares of Common Stock of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 4.1 to Republic Bancshares' Current Report on Form 8-K filed on September 27,
          2001).

  10.1 Republic Bancshares of Texas, Inc. 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-70458)).

  10.2 Republic Bancshares of Texas, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-70456)).

  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REPUBLIC BANCSHARES OF TEXAS, INC.
                              ----------------------------------
                                  (Registrant)



                              By: /s/  C. P. Bryan
                                  -----------------------------------------
                                  C. P. Bryan
                                  Chairman of the Board, President and
                                  Chief Executive Officer



                              By: /s/  Stanley H. Florance
                                  ------------------------------------------
                                  Stanley H. Florance
                                  Executive Vice President-Administration and
                                  Chief Financial Officer


                                  Dated:  November 9, 2001