Form 10KSB40
period 2001-12-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2002-03-15
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0691991
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6809 fm 1960 West, Houston Texas	77069
(Address of principal executive offices)	(Zip Code

281-315-1100
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None:

Securities registered pursuant to Section 12(g) of the Act:

Title of class:

Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.  ☒

Issuer’s revenues (interest income and other income) for the fiscal year ended December 31, 2001 were: $21,071,000.

As of February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $26,929,000.

The number of shares of common stock of the issuer outstanding as of February 28, 2002, was 1,925,460.

Documents incorporated by reference. Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part III, Items 10-13 of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, cash flows, dividends, financing plans, business strategies, operating efficiencies or synergies, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and other matters. Statements in this document that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements include, without limitation, those relating to the future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document, are necessarily estimates reflecting the best judgment of the senior management of Republic Bancshares of Texas, Inc. (the “Company”) and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	the timing, impact and other uncertainties of the Company’s ability to establish a significant presence in new geographic service areas and capitalize on growth opportunities;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	changes in statutes and government regulations or their interpretations applicable to national banks;

•
the effects of vigorous competition in the markets in which the Company operates, including the impact on revenues and earnings of competitive changes to existing price structures and underlying interest rates;

•
requirements imposed (or latitude allowed to competitors) by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (FDIC), or state regulatory bodies;

•
general economic or business conditions that may be less favorable than expected, resulting in, among other things, lower than expected revenues or greater than expected credit problems among the Company’s customer and potential customer base;

•	the ability of the Company to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensations levels; and

•	adverse changes in debt and capital markets.

The words “estimate,” “project,” “intend,” “expect,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require it to do so.

REPUBLIC BANCSHARES OF TEXAS, INC.

ANNUAL REPORT ON FORM 10-KSB
For the year ended December 31, 2001

PART I.

ITEM 1.     Description Of Business

General

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At December 31, 2001, the Company had total assets of $312.2 million, total gross loans of $258.5 million, total deposits of $288.1 million and shareholders’ equity of $22.9 million.

The Company offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Bank presently has five (5) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

Employees and Employment Relations

As of December 31, 2001, the Bank and Company had 94 full-time equivalent employees, 39 of whom were officers. The Bank provides medical insurance and other benefits to full-time employees and considers relations with employees to be excellent. The Bank’s employees are not represented by any collective bargaining group.

Competition

The Company has substantial competition in lending funds and attracting and retaining deposits. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. In competing for commercial loans (a targeted growth segment), the Company believes that the personal relationships between lending officers and commercial borrowers is a primary factor. Competition for the origination of real estate loans normally comes from other commercial banks, savings and loans, mortgage bankers, finance and insurance companies. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient locations. There is direct competition for deposits from commercial banks, credit unions and savings and loans. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions, and corporate and government securities.

The Company expects increased competition. For a variety of reasons, including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For the Company, this trend means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and national banks. While these larger regional and national banks will likely attract the largest Texas businesses (sales over $100 million), the Company believes that these large banks are unable to provide the relationship-oriented, customer service that the Company provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Company has been able to compete effectively in its market areas to date, there is no assurance that the Company will continue to do so in the future, especially with the rapid changes occurring within the financial services industry.

Regulation and Supervision

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to the Company and the Bank. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure deposits of banks, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on its business.

General.    As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”). Under the Bank Holding Company Act, bank holding companies generally may not acquire ownership or control of any company, including a bank, without the prior approval of the FRB. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and those other activities as are determined by the FRB to be closely related to banking. Under legislation effective in 2000, certain bank holding companies can elect to become financial holding companies and engage in broader financial activities. See “The Gramm-Leach-Bliley Act” below.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by the Company and its non-bank subsidiaries and also limit various other transactions between the Company and its non-bank subsidiaries, on the one hand, and the Company, on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arm’s-length terms.

The Bank is subject to extensive supervision, examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Company and its subsidiaries are also affected by the fiscal and monetary policies of the Federal government and the FRB, and by various other governmental requirements and regulations.

Liability for the Company.    Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to maintain resources adequate to support the subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of stockholders of a national bank whose capital has become impaired. If a stockholder fails, within three months, to pay that assessment, the board of directors has a duty to sell the stockholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

Any depository institution insured by the Federal Deposit Insurance Corporation (“FDIC”) can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

•	the default of a commonly controlled FDIC-insured depository institution; or

•	any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

“Default” generally is defined as the appointment of a conservator or receiver and “in danger of default” generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Also, if a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank’s depositors and certain of its other obligations.

Capital Requirements.    The Company is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC on the Bank. For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution’s or holding company’s capital, in turn, is divided into three tiers:

•	core, or “Tier 1”, capital, which consists primarily of stockholders’ equity less certain identifiable intangible assets and certain other assets;

•	supplementary, or “Tier 2”, capital, which includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital; and

•	market risk, or “Tier 3”, capital, which includes qualifying unsecured subordinated debt.

Like other bank holding companies, the Company currently is required to maintain Tier 1 and “Total Capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letter of credit), respectively. At December 31, 2001, the Company met both requirements, with Tier 1 and Total Capital equal to 8.6% and 9.7%, respectively, of its total risk-weighted assets.

The FRB also requires bank holding companies to maintain a minimum “Leverage Ratio”, defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of at least 4% if the bank holding company does not meet these requirements. At December 31, 2001, the Company’s leverage ratio was 8.6%, which exceeded the minimum leverage ratio to which it was subject.

The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio”, which would deduct all intangibles and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. The Company and the Bank were in compliance with the applicable minimum capital requirements as of December 31, 2001.

Failure to meet capital requirements could subject the Company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

FDICIA.    The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—and requires Federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operation, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of a bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2001, the Bank was adequately capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the OCC’s, or the FDIC’s, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dividend Restrictions.    For the foreseeable future, the principal source of revenues to the Company is the payment of dividends by the Bank. Federal and state statutory provisions limit the amount of dividends that the Bank can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of:

•	the level of undivided profits; and
•	absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

In addition, Federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting business. The payment of dividends, depending upon the Bank’s financial condition at the time of the proposed dividend payment, could be deemed to constitute an unsafe or unsound practice. The Bank’s ability to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

The Company has no plans to pay dividends in the foreseeable future.

Deposit Insurance Assessments.    The deposits of the Company are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”), which is administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank’s capitalization and (2) supervisory evaluations provided to the FDIC by the institution’s primary Federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC. The annual insurance premiums on bank deposits insured by the BIF currently vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

Interstate Banking and Branching.    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Interstate Act”), subject to certain concentration limits and other requirements:

•	bank holding companies, such as the Company, are permitted to acquire banks and bank holding companies located in any state;

•
any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

•
banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation “opting in” to those provisions of the Interstate Act. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of the Interstate Act.

Control Acquisitions.    The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

The Gramm-Leach-Bliley Act.    In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLBA”) was signed into law, which allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the GLBA, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLBA makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLBA specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Bank Holding Company Act. The GLBA does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the GLBA to engage, through “financial subsidiaries”, in any activity that is permissible for a financial holding company (as described above) an any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

Instability of Regulatory Structure

Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and their holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiaries operate in substantial and unpredictable ways. Neither the Company nor the Bank can determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that any other potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, appoint conservators and receivers and publicly disclose such actions. FDICIA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Monetary Policy

The monetary policies of regulatory authorities, including the Federal Reserve, have a significant effect on the operating results of banks and bank holding companies. The Federal Reserve supervises and regulates the national supply of bank credit. Among the means available to the Federal Reserve to regulate the supply of bank credit are open market purchases and sales of U.S. government securities, changes in the discount rate on borrowings from the Federal Reserve System and changes in reserve requirements with respect to deposits. These activities are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits on a national basis, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary and fiscal policies and the effect of such policies on the future business and earnings of the Bank or the Company.

ITEM	2. Description Of Properties

Facilities

The Bank currently operates from the following five banking office locations in Houston, Texas, and other than the Northwest Freeway office, all of the locations are leased:

The Champions office is located at 6809 FM 1960 West, where the Bank leases approximately 7,000 square feet in a building constructed in 1999. This office includes a five lane drive-in facility attached to the building. This office opened for business on November 13, 1998. The remaining term of the building and land lease is for seven years at approximately $18,159 per month, plus a pro rata share of taxes.

The Cypress Station office is located at 1055 FM 1960 West, where the Bank leases approximately 5,000 square feet in a building constructed in 1999. This office includes a four lane drive-in facility. This office opened for business on February 24, 1999. The remaining term of the lease is for twelve years at approximately $15,980 per month, plus operating expenses.

The River Oaks office is located at 4200 Westheimer Road, where the Bank leases approximately 7,000 square feet. This office has a four lane drive-in facility. This office opened for business on July 8, 1999. The remaining term of the lease is for seven years at approximately $13,290 per month.

The Memorial office is located at 10301-A Katy Freeway, where the Bank leases approximately 6,800 square feet, which includes a three lane drive-in facility. This office opened for business on February 22, 2000. The remaining term of the lease is for three years at approximately $13,940 per month.

The Northwest Freeway office is located at 14604 Northwest Freeway, where the Bank’s office building is situated on a 1.436 acre tract at the intersection of U.S. Hwy. 290 at Windfern Road in Northwest Houston. The office contains 10,000 square feet which includes a banking facility with a five lane drive-in and office space for most of the Bank’s operations. This office opened for business on September 10, 2001.

The following table sets forth specific information on the Bank’s offices, each of which offers full banking operations provided by a full complement of lobby staff (including tellers, new account representatives, and lending professionals on site) and safe-deposit boxes, an automated teller machine, and drive-through banking services:

Banking Office	Size in Square Feet (Approximate)	Location	Deposits at December 31, 2001
			(In thousands)
Champions	7,000	6809 FM 1960 West	$ 106,668
Cypress Station	5,000	1055 FM 1960 West	41,152
River Oaks	7,000	4200 Westheimer Road	84,314
Memorial	6,800	10301-A Katy Freeway	27,570
Northwest Freeway	10,000	14604 Northwest Freeway	19,910

ITEM	3. Legal Proceedings

The Company and the Bank are involved in routine legal proceedings from time to time in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial condition or results of operations of the Company or the Bank.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2001.

PART II.

ITEM 5.     Market For Common Equity And Related Stockholder Matters

There is no public trading market for the shares of common stock of the Company and it is unlikely that an active market will develop for the common stock in the foreseeable future. The Company has no present plans for listing its common stock on a national or regional securities exchange or with the National Association of Securities Dealers Automated Quotations System. Trades in shares of the Company’s stock are often privately negotiated between the buyer and the seller, and the Company does not know the prices at which some or all of such transactions took place. In March 2000, the Bank sold 720,000 shares of common stock at $12.50 per share. The only other sales by the Company have been through exercise of stock options or purchases through the Employee Stock Purchase Plan. As of February 28, 2002, there were 1,925,460 shares outstanding and 660 shareholders of record.

The Company has not declared or paid any cash dividends since inception. See “Description of Business-Regulation and Supervision-Dividend Restrictions” for a description of regulatory restrictions that limit the ability to pay dividends on common equity.

ITEM 6.     Management’s Discussion And Analysis Or Plan Of Operation

Management’s Discussion and Analysis of financial condition and results of operation of the Company analyzes the major elements of the Company’s consolidated balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other financial information appearing elsewhere in this document.

The financial position and results of operations as of December 31, 2001 and for the period of September 7, 2001 to December 31, 2001 represent the Company and the Bank on a consolidated basis and include the effects of the formation of the Company and RBT Holdings, Inc. as bank holding companies for the Bank on September 7, 2001. The results of operations for the period of January 1, 2001 to September 7, 2001 and the financial position and results of operations as of and for the year ended December 31, 2000 represent only the Bank.

For The Years Ended December 31, 2001 and 2000

Overview

For the year ended December 31, 2001, the Company produced net income of $2.2 million, diluted earnings per share of $1.15 and a return on average equity of 10.3% compared with net income of $700,000, diluted earnings per share of $0.40 and a return on average equity of 4.0% for the year ended December 31, 2000.

For the year ended December 31, 2001, the net interest margin and the net interest rate spread were 5.0% and 4.0%, respectively, compared to 5.7% and 4.2%, respectively, at December 31, 2000. During the year ended December 31, 2000, the Company reached and surpassed the breakeven point in its day-to-day operations.

At December 31, 2001, the Company had total assets of $312.2 million, total loans of $258.5 million, total deposits of $288.1 million and shareholders’ equity of $22.9 million. At December 31, 2000, the Company had total assets of $211.3 million, total loans of $183.6 million, total deposits of $190.1 million and shareholders’ equity of $20.6 million. The amounts at December 31, 2001 reflect an increase of $100.9 million or 47.7% in assets, $74.9 million or 40.8% in loans, $98.0 million or 51.6% in deposits and $2.3 million or 11.0% in shareholders’ equity compared with the amounts at December 31, 2000. Since the Bank commenced operations on November 13, 1998, the Bank’s assets, deposits and loans have each increased during each quarter of operation. The Bank incurred losses during the start-up period (from November 13, 1998 to September, 2000), during which the Bank added four offices and became profitable during the third quarter of 2000. During 2001, the Bank added one office, added officers and grew each of its other offices through the efforts of their officers and employees.

Results Of Operations

Net interest income

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company’s income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income before provision for loan losses was $12.2 million for the year ended December 31, 2001 as compared to $8.3 million for the year ended December 31, 2000. This represents an increase of $3.9 million or 47.9%. An increase in the average earning asset base of $97.1 million partially offset by a decrease in the net interest margin of 64 basis points primarily account for the difference. Along with the addition of the Northwest Freeway Office in September, 2001, strong growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout the year.

The Company’s deposits grew from $190.1 million at December 31, 2000 to $288.1 million at December 31, 2001, an increase of $98.0 million or 51.6%. Growth in noninterest-bearing deposits accounted for $22.9 million or 43.6% of the increase. The growth of noninterest-bearing deposits helped the Company maintain a differential of 109 basis points between the net interest margin and net interest spread attained. For the years ended December 31, 2001 and 2000, the Company posted a net interest margin of 5.0% and 5.7%, respectively.

The following table presents, for the years ended December 31, 2001 and 2000, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At December 31, 2001 and 2000, the Company had extended no loans for which the interest thereon was exempt from taxation, had made no investments in tax-exempt portfolio securities and at December 31, 2001 had one loan for $185,345 which was on a nonaccrual basis. There were no such loans at December 31, 2000. Nonaccrual loans are included in the table but have no interest income reflected.

	Years ended December 31,
	2001			2000
	Average outstanding balance	Interest income/expense	Average yield/ rate	Average outstanding balance	Interest income/ expense	Average yield/ rate
	(Dollars in thousands)
Assets:
Interest-earning assets
Loans	$222,478	$19,109	8.59%	$130,153	$12,894	9.91%
Investment securities	1,732	107	6.18	4,430	280	6.33
Time deposits	2,596	72	2.77	1,095	71	6.49
Federal funds sold	15,959	544	3.41	9,989	641	6.42

Total interest-bearing assets	$242,765	$19,832	8.17%	$145,667	$13,886	9.53%

Cash and due from banks	15,617			8,020
Premises and equipment	6,552			5,185
Other assets	1,689			4,585
Allowance for loan losses	(2,262)			(1,273)

Total assets	$264,361			$162,184

Liabilities:
Interest-bearing liabilities
Savings	$1,287	$20	1.55%	$777	$15	1.93%
Money market checking and savings	88,587	2,706	3.05	57,342	2,749	4.79
Time deposits	89,931	4,860	5.40	45,478	2,803	6.16

Total savings and time deposits	$179,805	$7,586	4.22%	$103,597	$5,567	5.37%

Repurchase agreements and other borrowed funds	55	3	5.45	642	43	6.70

Total interest-bearing liabilities	$179,860	$7,589	4.22%	$104,239	$5,610	5.38%

Noninterest-bearing liabilities:
Demand deposits	61,379			37,388
Other liabilities	1,257			2,772

Total liabilities	242,496			144,399

Shareholders’ equity	21,865			17,785

Total liabilities and equity	$264,361			$162,184

Net interest income		$12,243			$8,276

Net yield on interest-earning assets			5.04%			5.68%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Year ended December 31, 2001 compared with 2000
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume	Net Change
	(Dollars in thousands)
Interest Income
Loans	$9,149	$(2,937)	$3	$6,215
Investment securities	97	(97)	1	1
Time deposits	(171)	(3)	1	(173)
Federal funds sold	383	(480)	—	(97)

Total interest-earning assets	9,458	(3,517)	5	5,946

Interest expense
Savings	10	(5)	—	5
Money market checking and savings	1,497	(1,541)	1	(43)
Time deposits	2,738	(683)	2	2,057

Total savings and time deposits	4,245	(2,229)	3	2,019

Repurchase agreements and other borrowed funds	(39)	(4)	3	(40)

Total interest-bearing liabilities	4,206	(2,233)	6	1,979

Change in net interest income	$5,252	$(1,284)	$(1)	$3,967

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses.” During 2001, due to the increase in the loan portfolio, management made additional provisions to the allowance and believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2001. A provision of $1.1 million and $1.2 million was taken for the years ended December 31, 2001 and 2000, respectively.

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the years ended December 31, 2001 and 2000 was $1.2 million and $800,000, respectively, an increase of $400,000 or 64.1%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income, after provision for loan losses, was 6.2% and 5.6% for the years ended December 31, 2001 and 2000, respectively.

Noninterest expense

Generally, noninterest expense is composed of all costs associated with operating the Company’s business facilities, obtaining and retaining banking customer relationships and providing bank services. Major components of noninterest expense typically include: (1) employee salaries and benefits, (2) occupancy-related charges to income (including depreciation of furniture, fixtures, and equipment), (3) data processing fees and technology-related costs, and (4) all other products used and fees incurred. The Company has added employees to the staff in the existing offices to meet additional customer needs due to growth. In addition to growth in the existing offices, in 2001, the Company had organizational costs and startup expenses related to the opening of the Northwest Freeway office.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years ended December 31,
	2001	2000
	(Dollars in thousands)
Salaries and employee benefits	$5,205	$3,697
Premises and equipment expenses, net	1,465	1,273
Data processing equipment and technology	209	156
Data service bureau	427	299
Other expenses	1,680	1,332

Total noninterest expense	$8,986	$6,757

Employee compensation and benefits expenses increased $1.5 million or 40.8% during 2001 and reflect growth in the Bank’s management and staff from 66 full-time-equivalent employees as of December 31, 2000 to 94 full-time equivalent employees as of December 31, 2001. This increase is entirely attributable to the opening of the Northwest Freeway Office and to staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2002 due to the increased personnel needs at the offices as both lobby and support functions grow.

Non-staff expenses were $3.8 million for the year ended December 31, 2001 compared with $3.1 million for the year ended December 31, 2000, an increase of $721,000 or 23.6%. This increase also reflects the Company’s growth during 2001 and 2000, and is particularly influenced by the number of banking offices opened and the services provided. Occupancy costs increased throughout the year primarily due to the opening of the Northwest Freeway office and the increased depreciation due to the purchase of furniture, fixtures, and equipment for this facility and the expansion of the Bank’s computers, data systems and telephone technology.

Financial Condition

Total assets steadily increased to $312.2 million at December 31, 2001, up $100.9 million or 47.7% from $211.3 million at December 31, 2000. Loans, the largest single asset, increased to $258.5 million at December 31, 2001 representing a growth of 40.8% over the $183.6 million in loans at December 31, 2000.

Loan portfolio

The Bank’s primary lending focus is on commercial loans and owner-occupied real estate loans to local businesses. Typically, the Bank’s customers have financing requirements between $100,000 and $500,000. The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Many of the Bank’s commercial loans have floating rates, are for varying terms, generally not exceeding three years, are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to commercial loans secured solely by non-real estate business assets, the Bank makes commercial loans that are secured by owner-occupied real estate, as well as other business assets. The Bank’s commercial mortgage loans are secured by first liens on real estate, typically have floating interest rates and amortize over a 15 year period with balloon payments due at the end of three years.

In underwriting commercial real property loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the borrower’s financial condition. The Bank makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Bank conducts periodic inspections, either directly or through an architect or other agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above with respect to commercial real property are also used in the Bank’s construction lending activities. The Bank also makes automobile, boat, home improvement and other loans to consumers, primarily those who have other deposit or loan relationships with the Bank.

The following table summarizes the Bank’s loan portfolio by type of loan as of December 31, 2001 and 2000:

	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$113,991	44.1%	$76,872	41.9%
Real estate	120,018	46.4%	91,720	50.0%
Individual	22,340	8.7%	13,762	7.5%
Other	2,138	0.8%	1,205	0.6%

Total loans	$258,487	100.0%	$183,559	100.0%

The increase in total loans from $183.6 million at December 31, 2000 to $258.5 million at December 31, 2001 was primarily due to an increase in the number of banking locations and the addition of loan officers.

Nonperforming assets

The Bank has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Bank has established underwriting guidelines to be followed by its officers, and, when applicable, will also monitor delinquency levels for any negative or adverse trends. The Bank’s loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors, annual independent loan review, approval of large credit relationships by the Bank’s loan committee and loan quality documentation procedures. There can be no assurance, however, that the Bank’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At December 31, 2001 the Bank had one nonaccrual loan with a balance of $185,345 and at December 31, 2000, the Bank had no nonaccrual loans or no accruing loans contractually past due 90 days or more. At December 31, 2001 and 2000, the Bank had one restructured loan with a balance of $256,000 and $235,000 respectively.

Allowance for loan losses—Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the consolidated financial statements for additional information on loans and the allowance for loan losses.

The allowance for loan losses at December 31, 2001 was $2.9 million compared with $1.8 million at December 31, 2000. Each of the foregoing amounts constitutes not less than 1.0% of loans outstanding at the respective reporting dates. As of December 31, 2001, $1.9 million of loans had been classified as “substandard”. Loans classified as substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt.

The following table presents an analysis of the allowance for loan losses for the years ended December 31, 2001 and 2000:

	Years ended December 31,
	2001	2000
	(In thousands)
Balance, beginning of year	$1,836	$716
Provision for loan losses	1,076	1,204
Loans charged off	(55)	(84)
Recoveries	28	—

Net charge offs	(27)	(84)

Balance, end of year	$2,885	$1,836

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio.

	December 31
	2001	2000
	(In thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,211	$750
Real Estate	1,242	739
Individual	342	94
Other	90	253

Total allowance for loan losses	$2,885	$1,836

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. Federal regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management of the Bank will monitor these conditions and is committed to maintaining an adequate allowance.

Investment securities

Because of the flatness of the interest rate yield curve throughout 2001 and 2000 and the perceived need to maintain ready funds to meet its strong loan demand, management made no investment security purchases during 2001 or 2000. A portion of the Bank’s investment securities were called in for redemption due to the downward movement in interest rates in both 2001 and 2000. These securities are all classified as held to maturity.

The	securities held at December 31, 2001 and 2000 mature as follows:

	2001		2000
	Amortized cost	Gross market value	Amortized Cost	Gross market value
	( In thousands)
Due in one year or less	$—	$—	$500	$500
Due after one year through five years	494	516	2,977	2,983
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$494	$516	$3,477	$3,483

Deposits

The Bank’s deposits increased to $288.1 million at December 31, 2001, up from $190.1 million at December 31, 2000, an increase of $98.0 million or 51.6%. The increase was due to the addition of the Northwest Freeway banking office and officers. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $75.4 million at December 31, 2001, up from $52.5 million at December 31, 2000, an increase of 43.6%. For the year ended December 31, 2001, interest-bearing deposits increased 54.6% from $137.6 million at December 31, 2000 to $212.7 million at December 31, 2001.

The daily average balances and weighted average rates paid on deposits for the years ended December 31, 2001 and 2000 are presented below:

	Years ended December 31,
	2001		2000
	(Dollars in thousands)
Interest-bearing demand deposits	$88,587	3.05%	$57,342	4.79%
Savings	1,287	1.55	777	1.99
Time	89,931	5.40	45,478	6.16

Total interest-bearing deposits	179,805	4.22	103,597	5.37
Noninterest-bearing deposits	61,379		37,388

Total deposits	$241,184	3.15%	$140,985	3.98%

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2001:

(In thousands)
Maturities of time deposits of $100,000 or more
Three months or less	$30,398
Over three through twelve months	25,918
Over one year through three years	2,296
Over three years	561

Total	$59,173

Weighted average rate on time deposits of $100,00 or more	4.00%

Liquidity

Liquidity involves the Bank’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. The Bank’s liquidity needs are primarily met by growth in core deposits. The Bank has arranged access to purchase funds from correspondent banks in the event of need and the Bank has used these resources during 2000 but does not intend to rely on such sources for an extended period. The cash and federal funds sold positions have been maintained at high levels to create adequate liquidity during the initial operating period of the Bank, especially in view of the high loan demand experienced to date. Management will, on occasion, take advantage of investment opportunities, and has begun to purchase investment securities as interest rate risk, other debt and interest market factors, and as Bank liquidity needs warrant. To date, all funds have been invested in U.S. government agency securities. The Bank’s cash and federal funds sold position, supplemented by receipts of interest income and principal repayments from such investments along with payments and maturities within the loan portfolio, will remain the primary sources that Bank management will rely on to maintain an adequate liquidity position.

Market risk is the exposure to loss resulting from changes in interest rates. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate loans are funded with floating-rate deposits, the spread between loan and deposit rates will decline or turn negative if rates increase. The Bank does not engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Bank does not intend to engage in such activities in the immediate future.

Interest rate risk is managed within the funds management policy of the Bank. The objectives of the funds management policy are to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. The Board of Directors oversees implementation of strategies to control interest rate risk. However, because of the volatility of market rates and uncertainties, there can be no assurance of the effectiveness of management programs to achieve a targeted moderation of risk. Management uses two methodologies to manage interest rate risk: (1) an interest rate shock simulation model and (2) an analysis of relationships between interest-bearing assets and interest-bearing liabilities.

The following table summarizes the simulated change in total interest income for parallel shifts of 100 basis points in market interest rates based on the Bank’s interest-earning asset portfolio at December 31, 2001:

	Increase (decrease) in net interest income
Changes in interest rates (basis points)	Estimated net interest income	Amount	Percent
	(Dollars in thousands)
December 31, 2001
+100	$40,647	$1,458	3.6%
-	39,189	—	—
-100	37,726	(1,463)	(3.9%)

The measurements of risk described above are based upon the industry diversification of the Bank’s loan portfolio and interest rate exposures at the particular point in time. An instantaneous and sustained 100 basis point change in interest rates is a hypothetical rate scenario, used to calibrate risk.

The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities over particular periods of time. The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given period of time (“GAP”). A GAP ratio is determined by dividing the rate sensitive assets by the rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2001:

Interest rate sensitivity analysis	1-3 Months	4-6 Months	7-12 Months	1-5 Years	Over 5 years	Total
	(Dollars in thousands)
Loans (1)	$109,481	$8,195	$13,926	$119,573	$7,312	$258,487
Securities	—	—	—	494	631	1,125
Federal funds sold	30,236	—	—	—	—	30,236

Total interest bearing assets	139,717	8,195	13,926	120,067	7,943	289,848

Savings	1,492	—	—	—	—	1,492
Money Market checking and savings	116,098	—	—	—	—	116,098
Time deposits and federal funds purchased	40,187	24,058	20,363	10,495	—	95,103

Total interest-bearing liabilities	157,777	24,058	20,363	10,495	—	212,693
Rate sensitivity GAP (2)	$(18,060)	$(15,863)	$(6,437)	$109,572	$7,943	$77,155

Cumulative rate sensitivity GAP	$(18,060)	$(33,923)	$(40,360)	$69,212	$77,155
Period GAP to total assets	(5.78)%	(5.08)%	(2.06)%	35.10%
Cumulative GAP to total assets	(5.78)%	(10.87)%	(13.96)%	22.17%

(1)	All floating rate loans tied to some form of prime interest rate are classified as 1-3 months.
(2)	Calculated by subtracting rate sensitive interest-bearing liabilities from rate sensitive interest-earning assets.

Capital resources

Shareholders’ equity increased during 2001 due primarily to the net income in 2001. In 2000, shareholders’ equity increased primarily due to the proceeds from the sale of $9.0 million of the Company’s common stock in March 2000 and the Company achieving profitability in the third quarter of 2000. Shareholders’ equity stood at $22.9 million at December 31, 2001, up $2.3 million or 11.0% from $20.6 million at December 31, 2000. The ratio of shareholders’ equity to total assets was 7.3% at December 31, 2001, compared with 9.7% at December 31, 2000.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements. The Company’s and Bank’s regulatory capital amounts and ratios in relation to current regulatory capital requirements for capital adequacy purposes are as follows:

	As of December 31, 2001
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

	As of December 31, 2000
Company
Total capital (to risk-weighted assets)	$22,428	12.0%	$14,981	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	20,592	11.0	7,491	4.0	N/A	N/A
Tier 1 capital (to average assets)	20,592	11.0	6,491	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$22,428	12.0%	$14,981	8.0%	$18,727	10.0%
Tier 1 capital (to risk-weighted assets)	20,592	11.0	7,491	4.0	11,236	6.0
Tier 1 capital (to average assets)	20,592	11.0	6,491	4.0	8,114	5.0

ITEM 7.     Financial Statements

Reference is made to the financial statements, the report thereon, the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are incorporated herein by reference.

ITEM 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two-year period ended December 31, 2001.

PART III.

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

The information under the captions “Election of Directors,” “Identification of Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

ITEM 10.     Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.     Certain Relationships and Related Transactions

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 13.     Exhibits and Reports On Form 8-k

(A)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

(B)  EXHIBITS:

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Reorganization by and among Republic Bancshares of Texas, Inc., Republic National Bank and RBT Holdings, Inc. dated as of May 30, 2001 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2001 (the “Form 8-K”)).

3.1	Articles of Incorporation of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K).

3.2	Bylaws of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K).

4.1	Specimen certificate for shares of Common Stock of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K).

10.1+	Republic Bancshares of Texas, Inc. 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70458).

10.2	Republic Bancshares of Texas, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70456).

21.1	Subsidiaries of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 8-K).

23.1*	Consent of KPMG LLP

*	Filed herewith.
+	Represents Management Compensation Agreement.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REPUBLIC BANCSHARES OF TEXAS, INC. (Registrant)

By:	/s/ STANLEY H. FLORANCE
Stanley H. Florance Secretary/Treasurer of the Company, Executive Vice President and Chief Financial Officer of the Bank

Dated: March 15, 2002

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. This report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. P. BRYAN C.P. Bryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2002

/s/ STANLEY H. FLORANCE Stanley H. Florance	Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 15, 2002

/s/ DONN C. FULLENWEIDER Donn C. Fullenweider	Director	March 15, 2002

/s/ WILLIAM H. GRAY William H. Gray	Director	March 15, 2002

/s/ JAMES C. HASSELL James C. Hassell	Director	March 15, 2002

/s/ WAYNE C. OWEN Wayne C. Owen	Director	March 15, 2002

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2001 and 2000

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Republic Bancshares of Texas, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares of Texas, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares of Texas, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
March 1, 2002

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$15,792	$11,811
Federal funds sold	30,236	6,303

Total cash and cash equivalents	46,028	18,114
Investment securities held to maturity (note 2)	494	3,477
Federal Reserve stock	631	593
Loans (note 3)	258,487	183,559
Less: Allowance for loan losses (note 3)	(2,885)	(1,836)

Loans, net	255,602	181,723
Premises and equipment, net (note 4)	7,544	5,516
Accrued interest receivable	1,108	1,153
Other assets (note 6)	790	750

Total assets	$312,197	$211,326

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$75,448	$52,547
Interest-bearing (note 5)	212,693	137,550

Total deposits	288,141	190,097
Accrued interest payable	547	459
Other liabilities	654	178

Total liabilities	289,342	190,734

Commitments and contingencies (notes 7 and 8)
Shareholders’ equity (notes 7 and 9)
Common stock, $1 par value; 5,000,000 shares authorized, 1,923,421 issued and outstanding as of December 31, 2001 and 1,922,000 issued and outstanding as of December 31, 2000	1,923	1,922
Additional paid-in capital	19,115	19,098
Retained earnings (accumulated deficit)	1,817	(428)

Total shareholders’ equity	22,855	20,592

Total liabilities and shareholders’ equity	$312,197	$211,326

See accompanying notes to consolidated financial statements.

3

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2001	2000
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$19,109	$12,894
Federal Reserve stock	37	27
Investment securities held to maturity	70	253
Interest on federal funds sold and interest-bearing deposits in financial institutions	616	712

Total interest income	19,832	13,886

Interest expense:
Interest on interest-bearing deposits	7,586	5,567
Other	3	43

Total interest expense	7,589	5,610

Net interest income before provision for loan losses	12,243	8,276
Provision for loan losses	1,076	1,204

Net interest income after provision for loan losses	11,167	7,072

Noninterest income:
Service charges on deposits	777	448
Other noninterest income	462	307

Total noninterest income	1,239	755

Noninterest expense:
Salaries and benefits	5,205	3,697
Occupancy, net	1,128	1,055
Premises and equipment expense	337	218
Service bureau fees	427	299
Data processing fees	209	156
Other	1,680	1,332

Total noninterest expense	8,986	6,757

Income before federal income tax provision	3,420	1,070
Federal income tax provision (benefit) (note 6)
Current	1,382	107
Deferred	(207)	257

Total federal income tax provision	1,175	364

Net income	$2,245	$706

Earnings per common share:
Basic	$1.17	$0.41
Diluted	$1.15	$0.40
Shares used in computing per share data:
Basic	1,922,258	1,742,005
Diluted	1,955,836	1,754,932

See accompanying notes to consolidated financial statements.

4

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock	Additional Paid-in capital	Retained earnings (accumulated deficit)	Total shareholders’ equity
	(Dollars in thousands)
Balance at December 31, 1999	$1,200	$10,800	$(1,134)	$10,866
Issuance of common stock	720	8,280	—	9,000
Exercise of stock options (note 7)	2	18	—	20
Net income	—	—	706	706

Balance at December 31, 2000	1,922	19,098	(428)	20,592
Issuance of common stock	1	17	—	18
Net income	—	—	2,245	2,245

Balance at December 31, 2001	$1,923	$19,115	$1,817	$22,855

See accompanying notes to consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$2,245	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461	372
Accretion of discount on investment securities	(4)	(9)
Provision for loan losses	1,076	1,204
Gain on call of investment securities held to maturity	(13)	—
Loss on sale of equipment	2	—
Deferred income tax (benefit) expense	(207)	257
Decrease (increase) in accrued interest receivable	45	(725)
Increase (decrease) in other assets	167	(271)
Increase in accrued interest payable	88	315
Increase in other liabilities	476	217

Net cash provided by operating activities	4,336	2,066

Cash flows from investing activities:
Net increase in loans	(74,955)	(112,010)
Proceeds from call of investment securities held to maturity	3,000	509
Purchases of bank premises and equipment	(2,491)	(1,574)
Proceeds from sale of assets	—	15
Net purchase of Federal Reserve stock	(38)	(233)

Net cash used in investing activities	(74,484)	(113,293)

Cash flows from financing activities
Net increase in deposit accounts	98,044	90,606
Proceeds from the sale of common stock	18	9,000
Proceeds from the exercise of stock options	—	20

Net cash provided by financing activities	98,062	99,626

Net increase (decrease) in cash and cash equivalents	27,914	(11,601)
Cash and cash equivalents at beginning of year	18,114	29,715
Cash and cash equivalents at end of year	$46,028	$18,114

Supplemental disclosure of cash flow information:
Interest paid	$7,501	$5,925
Taxes paid	1,436	55

See accompanying notes to consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

(1)    Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998.

The Bank offers a full range of banking services through five banking offices located in the Houston metropolitan area. The accounting and reporting policies of the Company, RBT and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the amounts of the Company, Bank and RBT. All significant intercompany amounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Cash and interest-bearing demand deposits of approximately $4.0 million and $1.9 million at December 31, 2001 and 2000, respectively, are maintained to satisfy the Federal Reserve requirement.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities

The Company uses the amortized cost method for investments in debt securities when management has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not expected to be held to maturity and equity securities that have readily determinable fair values are to be classified as trading or available for sale and measured at fair value in the consolidated balance sheet. Unrealized gains and losses on securities classified as trading securities are to be included in the consolidated statement of operations. Unrealized gains and losses on securities classified as available for sale are to be reported as a separate component of shareholders’ equity, net of the applicable tax effect. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. All investment securities at December 31, 2001 and 2000 are classified as held to maturity.

Loans

Interest on commercial and real estate loans is calculated using the simple interest method based on daily average balances of the principal amount outstanding and is included in earnings. Interest on installment loans is included in earnings using a method that approximates the interest method.

Management continually reviews the loan portfolio to identify loans which, with respect to principal or interest, may become collection problems. When a loan, in management’s judgement, becomes doubtful as to the collection of accrued interest income, it is placed on nonaccrual status and all previously accrued interest is reversed through a charge to earnings. Interest payments received on nonaccrual loans are recognized as income on a cash basis.

Nonrefundable fees (including commitment fees) are recognized into income as the fees occur. The difference in recognizing fees in this manner and in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated withOriginating or Acquiring Loans and Initial Direct Costs of Leases, which generally requires the deferral of net direct origination fees and costs and subsequent amortization thereof by the interest method, is not material.

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued using (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan.

Provision and allowance for loan losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors as, in management’s best judgement, deserve recognition in determining the allowance and resultant provision for losses.

The real estate properties securing a portion of the Company’s loans are primarily located in the Houston, Texas area. Accordingly, the ultimate collectability of a portion of the Company’s loan portfolio is susceptible to changes in market conditions in the area.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful life of the improvements or the remaining term of the lease. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

Federal income taxes

Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings per share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding. The weighted average number of shares of common stock outstanding were 1,922,358 and 1,742,005 and the weighted average diluted shares outstanding were 1,955,836 and 1,754,932 for the years ended December 31, 2001 and 2000 respectively.

Stock-based compensation

Statement of Financial Accounting Standards No. 123 (Statement 123), Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation in accordance with Statement 123, Accounting for Stock-Based Compensation. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

Impaired loans

The Bank adopted Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, (Statement 114) as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures at inception. These pronouncements state that a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired loans are identified and measured in conjunction with management’s review of non-performing loans, classified assets, and the allowance for loan losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, or the loan’s market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the recorded amount of the loan, excluding any allowance for credit losses and including accrued interest, then the impairment is recognized by a charge to operations or an allocation of the allowance for loan losses.

Recent accounting pronouncements

The Financial Accounting Standards Board’s (FASB) Statement No. 133 (Statement 133), Accounting for Derivative Instruments and for Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. The Financial Accounting Standards Board’s Statement No. 137 (Statement 137), Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133, deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Financial Accounting Standards Board’s Statement No. 138 (Statement 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, amended the accounting and reporting under Statement 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted these statements on January 1, 2001. The implementation of Statement 133 did not have an impact on the Company’s consolidated financial statements as the Company had no derivative instruments.

The FASB’s Statement No. 140 (Statement 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replaced the Financial Accounting Standards Board’s Statement No. 125 (Statement 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of Statement 125’s provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral were effective for fiscal years ending after December 15, 2000. The Company’s adoption of Statement 140 had no impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued Statement No. 141, Business Combinations (Statement 141). Statement 141 requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting instead of the pooling of interests method of accounting. Additionally, Statement 141 specifies that intangible assets acquired in a purchase method business combination must need to be recognized and reported apart from goodwill. The implementation of Statement 141 did not have an impact on the Company’s consolidated financial statements as it had no business combinations during the year.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with the FASB’s Statement 121 (Statement 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of or Statement 144 upon adoption. Statement 142 is effective for the fiscal years beginning after December 15, 2001. The implementation of Statement 142 as of January 1, 2002 did not have an impact on the Company’s consolidated financial statements as the Company does not have any goodwill.

In August, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying value less cost to sell. The Company adopted Statement 144 on January 1, 2002 and it did not have any impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation with no effect on net income or shareholders’ equity as previously reported.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Investment securities held to maturity

The amortized cost and estimated market values of investment securities held to maturity at December 31, 2001 follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
U.S. Government Agencies	$494	$22	$—	$516

The amortized cost and estimated market values of investment securities held to maturity at December 31, 2000 follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
U.S. Government Agencies	$3,477	$6	$—	$3,483

The securities held at December 31, 2001 and 2000 mature as follows:

	2001		2000
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$—	$—	$500	$500
Due after one year through five years	494	516	2,977	2,983
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$494	$516	$3,477	$3,483

All investment securities held to maturity at December 31, 2001 and 2000, were pledged to collateralize public deposits and other purposes required or permitted by law.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Loans

A summary of loans at December 31, 2001 and 2000 follows:

	2001	2000
	(In thousands)
Commercial	$113,991	$76,872
Real estate	120,018	91,720
Individual	22,340	13,762
Other	2,138	1,205

	$258,487	$183,559

All loans to directors, major shareholders, officers and employees of the Company and associates of such persons are, in the opinion of management, made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of like quality and risk of collectibility. The outstanding balance of such loans as of December 31, 2001 and 2000 was approximately $5.2 million and $1.0 million, respectively.

At December 31, 2001 and 2000, the Company had no recorded investment in impaired loans. At December 31, 2001 and 2000 the Company had an allowance of $2.9 million and $1.8 million respectively. Management believes the allowance is adequate. One nonaccrual loan with a balance of $185,000 existed at December 31, 2001. No nonaccrual loans existed at December 31, 2000.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Balance, beginning of year	$1,836	$716
Provision for loan losses	1,076	1,204
Loans charged off, net of recoveries	(27)	(84)

Balance, end of year	$2,885	$1,836

At December 31, 2001 and 2000, the Bank had one restructured loan in the amount of $256,000 and $235,000 respectively. The impact to the consolidated financial statements of the restructuring of this loan was insignificant.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Premises and equipment

A summary of premises and equipment, at cost, and accumulated depreciation follows:

	Estimated useful lives	December 31,
		2001	2000
		(In thousands)
Land		$729	$729
Buildings and leasehold improvements	24 years	4,418	2,998
Furniture and equipment	2-10 years	3,328	2,101
Construction in progress		—	161

Subtotal		8,475	5,989
Less: accumulated depreciation		(931)	(473)

Premises and equipment, net		$7,544	$5,516

Depreciation expense for the years ended December 31, 2001 and 2000 was approximately $461,000 and $372,000, respectively.

(5)    Interest-bearing deposits

The following table summarizes the types of interest-bearing deposits at December 31, 2001 and 2000:

	December 31,
	2001	2000
	(In thousands)
Savings deposits and NOW accounts	$21,014	$14,085
Money Market accounts	96,576	57,623
Time deposits less than $100,000	35,930	23,734
Time deposits of $100,000 or more	59,173	42,108

	$212,693	$137,550

Interest expense on time deposits in denominations of $100,000 or more was approximately $3,385,000 and $1,908,000 during the years ended December 31, 2001 and 2000, respectively.

The maturities of time deposits as of December 31, 2001 follows:

In thousands)
2002	$83,160
2003	5,937
2004	4,259
2005	221
2006	1,526

$95,103

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Federal income taxes

A net deferred tax asset of approximately $532,000 and $325,000 is included in other assets at December 31, 2001 and 2000, respectively. The deferred tax assets relate primarily to the allowance for loan losses at December 31, 2001 and 2000.

A valuation allowance for the deferred tax assets has not been recorded as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The income tax expense for the years ended December 31, 2001 and 2000 differs from the amount computed applying the federal income tax rate of 34% to income before federal income tax provision due to expenses that are nondeductible for tax purposes.

(7)    Compensation plans

Stock compensation

In 1998, the Company adopted an incentive stock option plan under which options to purchase shares of the Company’s common stock may be granted to key employees at a price not less than the par value of the Company’s common stock. The options must be exercised within ten years from the date granted and vest ratably over a period of five years. During 2001 and 2000, the Company granted 13,000 and 69,500 options, respectively.

The Company accounts for the fair value of its grants under those plans in accordance with Statement 123. Compensation expense that was charged against income for the plan described above was insignificant to the consolidated financial statements for the years ended December 31, 2001 and 2000.

The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions as of December 31, 2001 and 2000:

	2001	2000
Assumptions:
Risk-free interest rate	4.3%	5.9%
Expected life	5 years	5 years

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of stock options as of December 31, 2001 and 2000 and the changes during the years then ended are as follows:

	2001		2000
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	215,500	$10.78	158,000	$10.00
Granted	13,000	14.77	69,500	12.50
Exercised	—	—	(2,000)	10.00
Forfeited	—	—	(10,000)	10.50

Outstanding at end of year	228,500	$11.01	215,500	$10.78

The following table summarizes information about stock options outstanding at December 31, 2001 and 2000:

December 31,	Weighted average exercise price	Number of shares	Options outstanding		Options exercisable
			Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
2001	$11.01	228,500	8.09 years	$11.01	94,900	$10.36
2000	10.78	215,500	9.04 years	10.78	51,200	10.00

Employee stock purchase plan

The Purchase Plan authorizes the offer and sale of up to 300,000 shares of Common Stock to employees of the Company and its subsidiaries, including the Bank. The Purchase Plan is implemented through three-month purchase periods beginning every January 1, April 1, July 1 and October 1. The offering price per share is an amount equal to 85% of the fair market value of the Common Stock on the last day of the applicable purchase period. The plan was implemented in August 2001 and a total of 1,421 shares were sold during 2001.

401(k) plan

The Board of Directors has approved a 401(k) plan for employees of the Bank. As of December 31, 2001, the Bank matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s annual compensation. For the years ended December 31, 2001 and 2000 the Bank contributed approximately $88,600 and $67,300 respectively, to the plan.

(8)  Commitments and contingencies

Commitments to extend credit

In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at December 31, 2001 and 2000 are $43,092,000 and $31,678,000, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial statements.

Lease commitments

The Company is lessee under operating leases for real estate used for various banking offices. The approximate minimum lease payments under these leases, at December 31, 2001, for the periods shown are:

Year Ending December 31,	Amount
(In thousands)
2002	$743
2003	746
2004	780
2005	637
2006	623
Thereafter	1,631

$5,160

It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

Rent expense under the noncancelable operating leases aggregated approximately $744,000 and $713,000 for the years ended December 31, 2001 and 2000, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)  Regulatory matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001 the most recent notification from the Office of the Comptroller of Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based ratio of 8.0%, Tier 1 risk-based ratio of 4.0% and Tier 1 leverage ratio of 4.0% as set forth in the following table. The Bank maintained ratios in excess of these requirements. There are no conditions or events that management believes have changed the Bank’s category.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and Bank’s regulatory capital amounts and ratios in relation to its current existing regulatory capital requirements for capital adequacy purposes are as follows:

	As of December 31, 2001
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

	As of December 31, 2000
Company
Total capital (to risk-weighted assets)	$22,428	12.0%	$14,981	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	20,592	11.0	7,491	4.0	N/A	N/A
Tier 1 capital (to average assets)	20,592	11.0	6,491	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$22,428	12.0%	$14,981	8.0%	$18,727	10.0%
Tier 1 capital (to risk-weighted assets)	20,592	11.0	7,491	4.0	11,236	6.0
Tier 1 capital (to average assets)	20,592	11.0	6,491	4.0	8,114	5.0

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management intends to continue compliance with all regulatory capital requirements.

For the foreseeable future, the Company does not plan to pay dividends, but instead will retain all earnings to support the growth of the Company.

(10) Disclosures	about fair values of financial instruments

The following estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities held to maturity

Fair values of investment securities held to maturity are estimated based on quoted market prices.

Federal Reserve stock

For Federal Reserve stock held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

The fair value of loans was estimated based on the current market interest rates for similar loans, the remaining maturity, and credit risk. Approximately 42.3% of the Bank’s loans have variable rates that generally change with market rates. Consequently, the estimated fair value of these variable rate loans approximates the carrying amount adjusted for anticipated losses as reflected by the allowance for loan losses. The fair value of fixed rate loans has been estimated by discounting estimated cash flows using current rates at which similar loans would be made.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued interest receivable and payable

The carrying amounts of accrued interest approximate their fair values.

The estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$46,028	46,028	$18,114	18,114
Investment securities held to maturity	494	516	3,477	3,483
Federal Reserve stock	631	631	593	593
Loans, net	255,602	264,753	181,723	183,994
Accrued interest receivable	1,108	1,108	1,153	1,153

Financial liabilities:
Deposits	$288,141	284,086	$190,097	192,473
Accrued interest payable	547	547	459	459

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since these dates and, therefore, current estimates of fair value may differ from the amounts presented herein.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)  Parent company financial information

Condensed financial information for Republic Bancshares of Texas, Inc. is as follows:

Republic Bancshares of Texas, Inc.

Balance Sheets

	December 31,
	2001	2000
	(In thousands)
Assets:
Cash and cash equivalents	$6	$—
Investment in subsidiary	22,849	20,592

Total assets	$22,855	$20,952

Liabilities and shareholders’ equity
Shareholders’ equity	$22,855	$20,592

Total liabilities and shareholders’ equity	$22,855	$20,592

Republic Bancshares of Texas, Inc.

Statements of Income

	Years ended December 31,
	2001	2000
	(In thousands)
Income:
Equity in undistributed earnings of subsidiaries	$2,245	$706

Net Income	$2,245	$706

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Republic Bancshares of Texas, Inc.

Statements of Cash Flows

	Years ended December 31,
	2001	2000
	(in thousands)
Cash flows from operating activities
Net income	$2,245	$706
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Equity in undistributed earnings of subsidiaries	(2,245)	(706)

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities
Investment in subsidiary	(12)	(9,020)

Net cash used in investing activities	(12)	(9,020)

Cash flows from financing activities
Proceeds from sale of stock	18	9,000
Exercise of stock options (note 7)		20

Net cash provided by financing activities	18	9,020

Net increase in cash and cash equivalents	6	—
Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$6	$—