Form 10-Q
period 2002-03-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2002-05-13
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

Mark One
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.
(Exact name of small business issuer as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6809 FM 1960 West
Houston, Texas
(Address of principal executive offices)

77069
(Zip Code)

281-315-1100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 13, 2002, there were 1,927,025 shares of the registrant’s common stock, par value $1.00 per share outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

PART I

Item 1.

CONSOLIDATED FINANCIAL STATEMENTS

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from banks	$19,093	$15,792
Federal funds sold	30,677	30,236

Total cash and cash equivalents	49,770	46,028

Investment securities held to maturity	1,528	494
Federal Reserve stock	631	631

Loans (note 2)	269,245	258,487
Less: Allowance for loan losses (note 2)	(3,143)	(2,885)

Loans, net	266,102	255,602

Premises and equipment, net	7,420	7,544
Accrued interest receivable	1,114	1,108
Other assets	866	790

Total assets	$327,431	$312,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$79,310	$75,448
Interest-bearing	223,296	212,693

Total deposits	302,606	288,141
Accrued interest payable	366	547
Other liabilities	878	654

Total liabilities	303,850	289,342

Commitments and contingencies
Shareholders’ equity
Common stock, $1 par value; 5,000,000 shares authorized, 1,925,460 issued and outstanding as of March 31, 2002 and 1,923,421 issued and outstanding as of December 31, 2001	1,925	1,923
Additional paid-in capital	19,141	19,115
Retained earnings	2,515	1,817

Total shareholders’ equity	23,581	22,855

Total liabilities and shareholders’ equity	$327,431	$312,197

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2002	2001
	(Dollars in thousands, except share data) (Unaudited)
Interest income:
Loans, including fees	$4,813	$4,444
Federal Reserve stock	9	9
Investment securities held to maturity	12	34
Interest on federal funds sold and interest-bearing deposits in financial institutions	136	113

Total interest income	4,970	4,600

Interest expense:
Interest on interest-bearing deposits	1,308	1,988
Other	—	3

Total interest expense	1,308	1,991

Net interest income before provision for loan losses	3,662	2,609
Provision for loan losses	263	148

Net interest income after provision for loan losses	3,399	2,461

Noninterest income:
Service charges on deposits	258	172
Other noninterest income	121	102

Total noninterest income	379	274

Noninterest expense:
Salaries and benefits	1,591	1,179
Occupancy, net	334	288
Premises and equipment expense	124	79
Service bureau fees	122	93
Data processing fees	71	48
Other	472	339

Total noninterest expense	2,714	2,026

Income before federal income tax provision	1,064	709
Federal income tax provision (benefit)
Current	409	228
Deferred	(43)	12

Total federal income tax provision	366	240

Net income	$698	$469

Earnings per common share:
Basic	$0.36	$0.24
Diluted	$0.36	$0.24
Shares used in computing per share data:
Basic	1,924,000	1,922,000
Diluted	1,958,000	1,936,000

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock	Additional Paid-in capital	Retained earnings	Total shareholders’ equity
	(Dollars in thousands)
	(Unaudited)

Balance at December 31, 2001	$1,923	$19,115	$1,817	$22,855

Issuance of common stock	2	26	—	28

Net income	—	—	698	698

Balance at March 31, 2002	$1,925	$19,141	$2,515	$23,581

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2001
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$698	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158	102
Net amortization of premium (accretion of discount) on investment securities	1	(2)
Provision for loan losses	263	148
Deferred income tax (benefit) expense	(43)	12
Decrease (increase) in accrued interest receivable	(6)	79
Decrease (increase) in other assets	(33)	13
Increase (decrease) in accrued interest payable	(181)	121
Increase in other liabilities	224	262

Net cash provided by operating activities	1,081	1,204

Cash flows from investing activities:
Net increase in loans	(10,763)	(15,810)
Proceeds from call of investment securities held to maturity	—	1,994
Purchases of bank premises and equipment	(34)	(459)
Purchase of investment securities held to maturity	(1,035)	—

Net cash used in investing activities	(11,832)	(14,275)

Cash flows from financing activities
Net increase in deposit accounts	14,465	33,032
Proceeds from the sale of common stock	28	—
Proceeds from the exercise of stock options	—

Net cash provided by financing activities	14,493	33,032

Net increase in cash and cash equivalents	3,742	19,961

Cash and cash equivalents at beginning of year	46,028	18,114

Cash and cash equivalents at end of year	$49,770	$38,075

Supplemental disclosure of cash flow information:
Interest paid	$1,489	$1,869
Taxes paid	25	—

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

(1)    Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At March 31, 2002, the Company had total assets of $327.4 million, total gross loans of $269.2 million, total deposits of $302.6 million and shareholders’ equity of $23.6 million.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2002, results of operations and cash flows for the three months ended March 31, 2002 and 2001, the changes in shareholders’ equity for the three months ended March 31, 2002. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2001. The results of operations for the first three months of 2002 are not necessarily indicative of the results of operations or cash flows for a full-year period.

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

REPUBLIC BANCSHARES OF TEXAS INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    Provision and allowance for loan losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors as, in management’s best judgement, deserve recognition in determining the allowance and resultant provision for losses.

The real estate properties securing a portion of the Bank’s loans are primarily located in the Houston, Texas area. Accordingly, the ultimate collectability of a portion of the Bank’s loan portfolio is susceptible to changes in market conditions in the area.

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at March 31, 2002. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

(3)    Earnings per share

Earnings per share (EPS) computations are as follows:

	Three months ended March 31, 2002		Three months ended March 31, 2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Dollars in thousands, except share data)
	(Unaudited)
Net income available to common shareholders	$698	$698	$469	$469
Weighted-average shares outstanding	1,924,000	1,924,000	1,922,000	1,922,000
Weighted-average dilutive effect of stock option plans	N/A	34,000	N/A	14,000
Adjusted weighted-average shares outstanding	1,924,000	1,958,000	1,922,000	1,936,000
Earnings per share	$0.36	$0.36	$0.24	$0.24

(4)    Recent accounting pronouncements

In June 2001, the FASB issued Statement No. 141, Business Combinations (Statement 141). Statement 141 requires that any business combination initiated after June 30, 2001 be accounted for using the purchase method of accounting instead of the pooling of interests method of accounting. Additionally, Statement 141 specifies that intangible assets acquired in a purchase method business combination must need to be recognized and reported apart from goodwill. The implementation of Statement 141 did not have an impact on the Company’s consolidated financial statements as it had no business combinations during 2001.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

Total assets at March 31, 2002 and December 31, 2001 were $327.4 million and $312.2 million, respectively. Gross loans were $269.2 million at March 31, 2002, an increase of $10.7 million or 4.1% from $258.5 million at December 31, 2001. Deposits at March 31, 2002 and December 31, 2001 were $302.6 million and $288.1 million, respectively, an increase of $14.5 million or 5.0%. The growth in loans and deposits was primarily due to the efforts of our officers and the opening of our fifth office in September, 2001. Shareholders’ equity grew $700,000 or 3.1% from $22.9 million at December 31, 2001 to $23.6 million at March 31, 2002.

Results of operations

Three months ended March 30, 2002 compared with the same period in 2001

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

Net interest income before provision for loan losses was $3.7 million for the three months ended March 31, 2002 as compared to $2.6 million for the three months ended March 31, 2001. This represents an increase of $1.1 million or 42.3%. An increase in the average earning asset base of $96.1 million partially offset by a decrease in the net interest margin of 27 basis points primarily account for the difference. The Volume/Rate table below reflects the changes that took place in the various categories of interest-earning assets and interest-bearing liabilities. The increase in the earning asset base and deposit base are the result of the addition of the Northwest Freeway Office in September, 2001 and continued growth in all aspects of the Bank’s lending and deposit-gathering efforts throughout the year.

The Bank’s average deposits grew from $197.1 million at March 31, 2001 to $298.8 million at March 31, 2002, an increase of $101.7 million or 51.6%. Growth in noninterest-bearing deposits accounted for $28.0 million or 27.5% of the increase. For the three months ended March 31, 2002 and 2001, the Company posted a net interest margin of 5.01% and 5.28%, respectively.

The following table presents, for the three months ended March 31, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At March 31, 2002 and 2001, the Bank had extended no loans for which the interest thereon was exempt from taxation, had made no investments in tax-exempt portfolio securities and at March 31, 2002 had one loan in the amount of $179,953 which was on a nonaccrual basis. There were no such loans at March 31, 2001. Nonaccrual loans are included in the table but have no interest income reflected.

	Three months ended March 31,
	2002			2001
	Average Outstanding balance	Interest income/expense	Average yield/ rate	Average Outstanding balance	Interest income/expense	Average yield/ rate
	(Dollars in thousands)
	(Unaudited)
ASSETS:
Interest-earning assets
Loans	$263,627	$4,813	7.40%	$189,640	$4,444	9.50%
Investment securities	1,746	21	4.88	2,821	43	6.18
Time deposits	11,634	56	1.95	28	1	14.48
Federal funds sold	19,591	80	1.66	8,043	112	5.65

Total interest-earning assets	$296,598	$4,970	6.80%	$200,532	$4,600	9.30%

Cash and due from banks	20,274			12,728
Premises and equipment	7,494			5,650
Other assets	1,902			2,656
Allowance for loan losses	(2,979)			(1,899)

Total assets	$323,289			$219,667

LIABILITIES:
Interest-bearing liabilities
Savings	$1,645	$3	0.74%	$1,107	$5	1.83%
Money market checking and savings	126,343	429	1.38	71,016	783	4.47
Time deposits	93,759	876	3.79	75,919	1,200	6.41

Total savings and time deposits	$221,747	$1,308	2.39%	$148,042	$1,988	5.45%

Repurchase agreements and other borrowed funds	—	—	—	223	3	5.46

Total interest-bearing liabilities	$221,747	$1,308	2.39%	$148,265	$1,991	5.45%

Noninterest-bearing liabilities:
Demand deposits	77,076			49,060
Other liabilities	1,070			1,327

Total liabilities	299,893			198,552

Shareholders’ equity	23,396			21,015

Total liabilities and equity	$323,289			$219,667

Net interest income		$3,662

Net yield on interest-earning assets			5.01%			5.28%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended March 31, 2002 compared with 2001
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume	Net Change
	(In thousands)
	(Unaudited)
Interest income
Loans	$1,733	$(1,365)	$1	$369
Investment securities	(16)	(6)	—	(22)
Time deposits	414	(359)	—	55
Federal funds sold	161	(193)	—	(32)

Total interest-earning assets	2,292	(1,923)	1	370

Interest expense
Savings	2	(4)	—	(2)
Money market checking and savings	610	(963)	(1)	(354)
Time deposits	282	(606)	—	(324)

Total savings and time deposits	894	(1,573)	(1)	(680)

Repurchase agreements and other borrowed funds	(3)	—	—	(3)

Total interest-bearing liabilities	891	(1,573)	(1)	(683)

Change in net interest income	$1,401	$(350)	$2	$1,053

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses.” During 2001 and the first quarter of 2002, due to the increase in the loan portfolio, management made additional provisions to the allowance and although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at March 31, 2002. A provision of $263,000 and $148,000 was taken for the three months ended March 31, 2002 and 2001, respectively.

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended March 31, 2002 and 2001 was $379,000 and $274,000, respectively, an increase of $105,000 or 38.3%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income, (total interest income and noninterest income), was 7.1% and 5.6% for the three months ended March 31, 2002 and 2001, respectively.

Noninterest expense

Generally, noninterest expense is composed of all costs associated with operating the Company’s business facilities, obtaining and retaining banking customer relationships and providing bank services. Major components of noninterest expense typically include: (1) employee salaries and benefits, (2) occupancy-related charges to income (including depreciation of furniture, fixtures, and equipment), (3) data processing fees and technology-related costs, and (4) all other products used and fees incurred. The Company has opened the Northwest freeway office and added employees to the staff in the existing offices to meet additional customer needs due to growth, so expenses for salaries and employees benefits as well as all other related expenses have increased.

The following unaudited table presents for the periods indicated the major categories of noninterest expense:

	Three months ended March 31,
	2002	2001
	(In thousands)
	(Unaudited)
Salaries and employee benefits	$1,591	$1,179
Occupancy, net	334	288
Premises and equipment expense	124	79
Service bureau fees	122	93
Data processing fees	71	48
Other	472	339

Total noninterest expense	$2,714	$2,026

Employee compensation and benefits expenses increased $412,000 or 34.9% during the first three months of 2002 as compared to the same period in 2001 and reflect growth in the Bank’s management and staff from 71 full-time-equivalent employees as of March 31, 2001 to 91 full-time equivalent employees as of March 31, 2002. This increase is entirely attributable to the opening of the Northwest Freeway Office and to staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2002 as the increased personnel needs at the offices as both lobby and support functions grow.

Non-staff expenses were $1.1 million for the three months ended March 31, 2002 compared with $800,000 for the three months ended March 31, 2001, an increase of $0.3 million or 37.5%. This increase also reflects the Company’s growth during 2002 and 2001, and is particularly influenced by the addition of a new banking office and additional cash management services provided. Occupancy costs increased throughout the year primarily due to the opening of the Northwest Freeway office in September 2001 and the increased depreciation due to the purchase of furniture, fixtures, and equipment for this facility and the expansion of the Bank’s computers, data systems and telephone technology.

Financial Condition

Total assets increased to $327.4 million at March 31, 2002, up $15.2 million or 4.9% from $312.2 million at December 31, 2001. Total gross loans of $269.2 million at March 31, 2002 represented a $10.7 million or 4.1% increase compared with $258.5 million in loans at December 31, 2001. Growth in cash and cash equivalents and investments held to maturity accounted for the remaining asset growth. The cash and cash equivalents are primarily for liquidity.

The following table summarizes the Bank’s loan portfolio by type as of March 31, 2002 and December 31, 2001:

	March 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
	(Unaudited)
Commercial	$119,243	44.3%	$113,991	44.1%
Real estate	123,477	45.9	120,018	46.4
Individual	24,264	9.0	22,340	8.7
Other	2,261	0.8	2,138	0.8

Total loans	$269,245	100.0%	$258,487	100.0%

The Bank’s primary lending focus is on commercial loans and owner-occupied real estate loans to local businesses. Typically, the Bank’s customers have financing requirements between $100,000 and $500,000. The Bank makes commercial loans primarily to small- and medium-sized businesses and to professionals. The Bank offers a variety of commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment. Many of the Bank’s commercial loans have floating rates, are for varying terms (generally not exceeding three years), are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In addition to commercial loans secured solely by non-real estate business assets, the Bank makes commercial loans that are secured by owner-occupied real estate, as well as other business assets. The Bank’s commercial mortgage loans are secured by first liens on real estate, typically have floating interest rates and amortize over a 15 year period with balloon payments due at the end of three years.

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At March 31, 2002, the Bank had one nonaccrual loan in the amount of $179,953. There was one nonaccrual loan at December 31, 2001 and the amount outstanding at that date was $185,345. At March 31, 2002 and December 31, 2001, the Bank had one restructured loan in the amount of $252,000 and $256,000 respectively.

Allowance for loan losses—Critical Accounting Policy

The Bank considers the contributions to and the maintenance of its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Bank provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the December 31, 2001 consolidated financial statements for additional information on loans and the allowance for loan losses.

The allowance for loan losses at March 31, 2002 was $3.1 million compared with $2.9 million at December 31, 2001. Each of the foregoing amounts constitutes not less than 1.0% of loans outstanding at the respective reporting dates. As of March 31, 2002, $3.0 million of loans had been classified as “substandard”. Loans classified as substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt. Should the Bank have to foreclose on the collateral associated with the loans, the liquidation of the collateral will reduce the amount that will have to be written off.

The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2002 and the year ended December 31, 2001:

	Three months ended March 31, 2002	Year ended December 31, 2001
	(Dollars in thousands)
	(Unaudited)
Balance, beginning of period	$2,885	$1,836
Provision for loan losses	263	1,076
Loans charged off	(14)	(55)
Recoveries	9	28

Net charge offs	(5)	(27)

Balance, end of period	$3,143	$2,885

The following table reflects the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from loans.

	March 31, 2002		December 31, 2001
	Amount	Percent of loans to gross loan	Amount	Percent of loans to gross loans
	(Dollars in thousands)
	(Unaudited)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,431	44.3%	$1,211	44.1%
Real estate	1,321	45.9%	1,242	46.4%
Individual	364	9.0%	342	8.7%
Other	27	0.8%	90	0.8%

Total allowance for loan losses	$3,143	100.0%	$2,885	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. Federal regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management of the Bank will monitor the above conditions and is committed to maintaining an adequate allowance.

Investment securities

Based on management’s assessment of the market environment and the Bank’s financial condition, one security purchase was made during the three months ended March 31, 2002. There were no security purchases made during the year ended December 31, 2001. All of the securities are pledged to the Bank’s Treasury Tax and Loan Account with the Federal Reserve Bank.

Investment securities held to maturity at March 31, 2002 and December 31, 2001 mature as follows:

	March 31, 2002		December 31, 2001
	Amortized cost	Market value	Amortized cost	Market value
(Dollars in thousands)
(Unaudited)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,528	1,533	494	516
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$1,528	$1,533	$494	$516

Deposits

The Bank’s deposits increased to $302.6 million at March 31, 2002, up from $288.1 million at December 31, 2001, an increase of $14.5 million or 5.0%. The increase was due to officers generating increased deposit activity. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $79.3 million at March 31, 2002, up from $75.4 million at December 31, 2001, an increase of 5.2%. Interest-bearing deposits increased $10.6 million or 5.0% from $212.7 million at December 31, 2001 to $223.3 million at March 31, 2002.

The daily average balances and weighted average rates paid on deposits for the three months ended March 31, 2002 and the year ended December 31, 2001 are presented below:

	Three months ended March 31, 2002		Year ended December 31, 2001
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
	(Unaudited)
Interest-bearing demand deposits	$126,343	1.38%	$88,587	3.05%
Savings	1,645	0.74%	1,287	1.55%
Time	93,759	3.79%	89,986	5.40%

Total interest-bearing deposits	221,747	2.39%	179,860	4.22%
Non-interest-bearing deposits	77,076	—	61,379	—

Total deposits	$298,823	1.78%	$241,239	3.15%

Capital resources

Shareholders’ equity was $23.6 million at March 31, 2002, up $700,000 or 3.1% from $22.9 million at December 31, 2001. The ratio of shareholders’ equity to total assets was 7.2% at March 31, 2002, compared with 7.3% at December 31, 2001.

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

	As of March 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
	(Unaudited)
Company
Total capital (to risk-weighted assets)	$26,724	9.7%	$22,017	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	23,581	8.6	11,013	4.0	N/A	N/A
Tier 1 capital (to average assets)	23,581	7.2	13,035	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$26,696	9.7%	$22,017	8.0%	$27,534	10.0%
Tier 1 capital (to risk-weighted assets)	23,554	8.6	11,013	4.0	16,520	6.0
Tier 1 capital (to average assets)	23,554	7.2	13,035	4.0	16,293	5.0

	As of December 31, 2001
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

The Company expects from time to time to become a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company which, if upon resolution, would have a material adverse effect on the Company’s business, consolidated financial condition or results of operations.

Item 2.     Changes in Securities

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-k

(a) No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCSHARES OF TEXAS, INC. (Registrant)

By:	/s/ C. P. BRYAN
C. P. Bryan Chairman of the Board, President and Chief Executive Officer

By:	/s/ STANLEY H. FLORANCE
Stanley H. Florance Executive Vice President and Chief Financial Officer

Dated: May 13, 2002