Form 10QSB
period 2002-06-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2002-08-13
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

Mark One
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to                              .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.
(Exact name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0691991 (I.R.S. Employer Identification No.)

6809 FM 1960 West Houston, Texas	77069
(Address of principal executive offices)	(Zip Code)

281-315-1100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 13, 2002, there were 1,928,555 shares of the registrant’s common stock, par value $1.00 per share outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

PART I

ITEM 1.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from banks	$21,983	$15,792
Federal funds sold	43,130	30,236

Total cash and cash equivalents	65,113	46,028
Investment securities held to maturity	1,525	494
Federal Reserve stock	631	631
Loans (note 2)	283,754	258,487
Less: Allowance for loan losses (note 2)	(3,217)	(2,885)

Loans, net	280,537	255,602
Premises and equipment, net	7,286	7,544
Accrued interest receivable	1,206	1,108
Other assets	922	790

Total assets	$357,220	$312,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$89,204	$75,448
Interest-bearing	242,595	212,693

Total deposits	331,799	288,141
Accrued interest payable	380	547
Other liabilities	607	654

Total liabilities	332,786	289,342

Commitments and contingencies
Shareholders’ equity
Common stock, $1 par value; 5,000,000 shares authorized, 1,927,025 issued and outstanding as of June 30, 2002 and 1,923,421 issued and outstanding as of December 31, 2001	1,927	1,923
Additional paid-in capital	19,162	19,115
Retained earnings	3,345	1,817

Total shareholders’ equity	24,434	22,855

Total liabilities and shareholders’ equity	$357,220	$312,197

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except share data)
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$5,123	$4,752	$9,936	$9,196
Federal Reserve stock	10	9	19	18
Investment securities held to maturity	15	15	27	52
Interest on federal funds sold and interest-bearing deposits in financial institutions	127	153	263	263

Total interest income	5,275	4,929	10,245	9,529

Interest expense:
Interest on interest-bearing deposits	1,309	2,031	2,617	4,019
Other	—	—	—	3
Total interest expense	1,309	2,031	2,617	4,022

Net interest income before provision for loan losses	3,966	2,898	7,628	5,507
Provision for loan losses	325	287	588	435

Net interest income after provision for loan losses	3,641	2,611	7,040	5,072

Noninterest income:
Service charges on deposits	275	201	533	372
Other noninterest income	136	118	257	220

Total noninterest income	411	319	790	592

Noninterest expense:
Salaries and benefits	1,625	1,211	3,216	2,389
Occupancy, net	333	290	667	577
Premises and equipment expense	132	85	256	164
Service bureau fees	138	110	260	203
Data processing fees	74	50	145	98
Other	482	377	954	717

Total noninterest expense	2,784	2,123	5,498	4,148

Income before income tax provision (benefit)	1,268	807	2,332	1,516
Federal income tax provision (benefit)
Current	516	320	925	572
Deferred	(78)	(42)	(121)	(54)

Total federal income tax provision	438	278	804	518

Net income	$830	$529	$1,528	$998

Earnings per common share:
Basic	$0.43	$0.28	$0.79	$0.52
Diluted	$0.42	$0.27	$0.78	$0.52
Shares used in computing per share data:
Basic	1,926,000	1,922,000	1,925,000	1,922,000
Diluted	1,964,000	1,937,000	1,961,000	1,936,000

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock	Additional Paid-in capital	Retained earnings	Total shareholders’ equity
	(Dollars in thousands)
	(Unaudited)
Balance at December 31, 2001	$1,923	$19,115	$1,817	$22,855
Issuance of common stock	4	47	—	51
Net income	—	—	1,528	1,528

Balance at June 30, 2002	$1,927	$19,162	$3,345	$24,434

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2001
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,528	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317	202
Net amortization of premium on investment securities	4	3
Gain on sale of investment securities	—	(11)
Provision for loan losses	588	435
Deferred income tax benefit	(121)	(54)
Decrease (increase) in accrued interest receivable	(98)	14
Decrease (increase) in other assets	(11)	319
Increase (decrease) in accrued interest payable	(167)	159
Increase (decrease) in other liabilities	(47)	535

Net cash provided by operating activities	1,993	2,600

Cash flows from investing activities:
Net increase in loans	(25,523)	(44,548)
Proceeds from call of investment securities held to maturity	—	2,500
Purchases of bank premises and equipment	(59)	(38)
Purchase of investment securities held to maturity	(1,035)	(1,269)

Net cash used in investing activities	(26,617)	(43,355)

Cash flows from financing activities
Net increase in deposit accounts	43,658	61,253
Proceeds from the sale of common stock	51	—

Net cash provided by financing activities	43,709	61,253

Net increase in cash and cash equivalents	19,085	20,498
Cash and cash equivalents at beginning of period	46,028	18,114

Cash and cash equivalents at end of period	$65,113	$38,612

Supplemental disclosure of cash flow information:
Interest paid	$2,784	$3,863
Taxes paid	929	177

See accompanying notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

(1)  Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At June 30, 2002, the Company had total assets of $357.2 million, total loans of $283.8 million, total deposits of $331.8 million and shareholders’ equity of $24.4 million.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2002, consolidated results of operations and cash flows for the six months ended June 30, 2002 and 2001, and the changes in shareholders’ equity for the six months ended June 30, 2002. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2001. The results of operations for the first six months of 2002 are not necessarily indicative of the results of operations for a full-year period.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2002. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3)  Earnings per share

Earnings per share (EPS) computations are as follows:

	Three months ended June 30, 2002		Three months ended June 30, 2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Dollars in thousands, except share data)
	(Unaudited)
Net income	$830	$830	$529	$529
Weighted-average shares outstanding	1,926,000	1,926,000	1,922,000	1,922,000
Weighted-average dilutive effect of stock option plans	N/A	38,000	N/A	14,000
Adjusted weighted-average shares outstanding	1,926,000	1,964,000	1,922,000	1,936,000
Earnings per share	$0.43	$0.42	$0.28	$0.27

	Six months ended June 30, 2002		Six months ended June 30, 2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Dollars in thousands, except share data)
	(Unaudited)
Net income	$1,528	$1,528	$998	$998
Weighted-average shares outstanding	1,925,000	1,925,000	1,922,000	1,922,000
Weighted-average dilutive effect of stock option plans	N/A	36,000	N/A	14,000
Adjusted weighted-average shares outstanding	1,925,000	1,961,000	1,922,000	1,936,000
Earnings per share	$0.79	$0.78	$0.52	$0.52

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

Item 2.     Management’s Discussion and Analysis or Plan of Operations.

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

Total assets at June 30, 2002 and December 31, 2001 were $357.2 million and $312.2 million, respectively. Gross loans were $283.8 million at June 30, 2002, an increase of $25.3 million or 9.8% from $258.5 million at December 31, 2001. Deposits at June 30, 2002 and December 31, 2001 were $331.8 million and $288.1 million, respectively, an increase of $43.7 million or 15.2%. The growth in loans and deposits was primarily due to the efforts of our officers and the opening of our fifth office in September, 2001. Shareholders’ equity grew $1.5 million or 6.6% from $22.9 million at December 31, 2001 to $24.4 million at June 30, 2002.

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared with the same period in 2001

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

Net interest income before provision for loan losses was $7.6 million for the six months ended June 30, 2002 as compared to $5.5 million for the six months ended June 30, 2001. This represents an increase of $2.1 million or 38.2%. An increase in the average earning asset base of $88.0 million partially offset by a decrease in the net interest margin of 10 basis points primarily account for the difference. The increase in the earning asset base and deposit base are the result of the addition of the Northwest Freeway Office in September, 2001 and continued growth in all aspects of the Bank’s lending and deposit-gathering efforts throughout the year.

The Bank’s average deposits grew from $211.7 million at June 30, 2001 to $304.5 million at June 30, 2002, an increase of $92.8 million or 43.9%. Growth in noninterest-bearing deposits accounted for $29.2 million or 31.5% of the increase. For the six months ended June 30, 2002 and 2001, the Company posted a net interest margin of 5.09% and 5.19%, respectively.

The following table presents, for the six months ended June 30, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2002 and 2001, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Bank had one loan in the amount of $174,561 and $219,964, at June 30, 2002 and 2001, respectively, which was on a nonaccrual basis. Nonaccrual loans are included in the table but have no interest income reflected.

	Six months ended June 30, 2002			2001
	Average outstanding balance	Interest income/expense	Average yield/ rate*	Average outstanding balance	Interest income/ expense	Average yield/ rate*
	(Dollars in thousands)
	(Unaudited)
Assets:
Interest-earning assets
Loans	$270,178	$9,936	7.42%	$200,815	$9,196	9.23%
Investment securities	1,953	46	4.75	2,251	70	6.23
Time deposits	10,907	104	1.93	815	17	4.15
Federal funds sold	19,117	159	1.67	10,234	246	4.85

Total interest-earning assets	$302,155	$10,245	6.84%	$214,115	$9,529	8.97%

Cash and due from banks	21,000			13,395
Premises and equipment	7,434			5,977
Other assets	1,882			2,678
Allowance for loan losses	(3,099)			(1,991)

Total assets	$329,372			$234,174

Liabilities:
Interest-bearing liabilities
Savings	$1,838	$8	0.88%	$1,192	$11	1.94%
Money market checking and savings	123,938	891	1.45	74,890	1,480	3.99
Time deposits	97,191	1,718	3.56	83,196	2,528	6.12

Total savings and time deposits	$222,967	$2,617	2.37%	$159,278	$4,019	5.09%

Repurchase agreements and other borrowed funds	—	—	—	108	3	6.00

Total interest-bearing liabilities	$222,967	$2,617	2.37%	$159,386	$4,022	5.09%

Noninterest-bearing liabilities:
Demand deposits	81,544			52,295
Other liabilities	1,061			1,231

Total liabilities	305,572			212,912

Shareholders’ equity	23,800			21,262

Total liabilities and equity	$329,372			$234,174

Net interest income		$7,628			$5,507

Net interest margin			5.09%			5.19%

*	Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Six months ended June 30, 2002 compared with 2001
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume	Net Change
	(In thousands)
	(Unaudited)
Interest income
Loans	$3,175	$(2,425)	$(10)	$740
Investment securities	(9)	(14)	(1)	(24)
Time deposits	208	(120)	(1)	87
Federal funds sold	214	(301)	—	(87)

Total interest-earning assets	3,588	(2,860)	(12)	716

Interest expense
Savings	6	(10)	—	(4)
Money market checking and savings	970	(1,561)	2	(589)
Time deposits	425	(1,234)	—	(809)

Total savings and time deposits	1,401	(2,805)	2	(1,402)

Repurchase agreements and other borrowed funds	(3)	—	—	(3)

Total interest-bearing liabilities	1,398	(2,805)	2	(1,405)

Change in net interest income	$2,190	$(55)	$(14)	$2,121

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses.” During 2001 and the first six months of 2002, due to the increase in the loan portfolio, management made additional provisions to the allowance and although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2002. A provision of $588,000 and $435,000 was taken for the six months ended June 30, 2002 and 2001, respectively.

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the six months ended June 30, 2002 and 2001 was $790,000 and $592,000, respectively, an increase of $198,000 or 33.4%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total interest income and noninterest income), was 7.2% and 5.8% for the six months ended June 30, 2002 and 2001, respectively.

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

The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources. The Company’s efficiency ratio was 65.3% for the six months ended June 30, 2002 as compared to 68.1% for the same period in 2001. The decrease in the efficiency ratio is the result of greater efficiency in the operation of the bank.

The following table presents for the periods indicated the major categories of noninterest expense:

	Six months ended June 30,
	2002	2001
	(In thousands)
	(Unaudited)
Salaries and benefits	$3,216	$2,389
Occupancy, net	667	577
Premises and equipment expense	256	164
Service bureau fees	260	203
Data processing fees	145	98
Other	954	717

Total noninterest expense	$5,498	$4,148

Salaries and benefits expense increased $827,000 or 34.6% during the first six months of 2002 as compared to the same period in 2001 and reflect growth in the Bank’s management and staff from 71 full-time-equivalent employees as of June 30, 2001 to 92 full-time equivalent employees as of June 30, 2002. This increase is attributable to the opening of the Northwest Freeway Office, to staff hired to accommodate growth in all aspects of the Company’s operations, increased medical insurance and other benefit expenses.

Non-salaries and benefits expenses were $2.3 million for the six months ended June 30, 2002 compared with $1.8 million for the six months ended June 30, 2001, an increase of $0.5 million or 27.8%. This increase reflects the Company’s growth during 2002 and 2001, and was particularly influenced by the addition of a new banking office and additional cash management services provided. All other categories of expense reflect the growth of the bank and its expanded need for support.

Three months ended June 30, 2002 compared with the same period in 2001

Net interest income

Net interest income before provision for loan losses was $4.0 million for the three months ended June 30, 2002 as compared to $2.9 million for the three months ended June 30, 2001. This represents an increase of $1.1 million or 37.9%. An increase in the average earning asset base of $80.0 million primarily accounts for the difference. The increase in the earning asset base and deposit base are the result of the addition and growth of the Northwest Freeway Office in September, 2001 and continued growth in all aspects of the Bank’s lending and deposit-gathering efforts throughout the year.

The Bank’s average deposits grew from $226.0 million for the three months ended June 30, 2001 to $310.1 million for the same period ended June 30, 2002, an increase of $84.1 million or 37.2%. Growth in noninterest-bearing deposits accounted for $30.4 million or 36.1% of the increase. For the three months ended June 30, 2002 and 2001, the Company posted a net interest margin of 5.17% and 5.10%, respectively.

The following table presents, for the three months ended June 30, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2002 and 2001, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Bank had one loan in the amount of $174,561 and $219,964, at June 30, 2002 and 2001, respectively, which was on a nonaccrual basis. Nonaccrual loans are included in the table but have no interest income reflected.

	Three months ended June 30, 2002			2001
	Average outstanding balance	Interest income/expense	Average yield/ rate*	Average outstanding balance	Interest income/expense	Average yield/ rate*
	(Dollars in thousands)
	(Unaudited)
Assets:
Interest-earning assets
Loans	$276,658	$5,123	7.43%	$211,989	$4,752	8.99%
Investment securities	2,157	25	4.65	1,681	26	6.26
Time deposits	10,188	48	1.90	1,602	17	4.10
Federal funds sold	18,648	79	1.69	12,424	134	4.33

Total interest-earning assets	$307,651	$5,275	6.88%	$227,696	$4,929	8.68%

Cash and due from banks	21,715			14,059
Premises and equipment	7,374			6,305
Other assets	1,860			2,701
Allowance for loan losses	(3,218)			(2,083)

Total assets	$335,382			$248,678

Liabilities:
Interest-bearing liabilities
Savings	$2,029	$5	0.99%	$1,277	$6	1.98%
Money market checking and savings	121,558	462	1.52	78,755	698	3.55
Time deposits	100,582	842	3.36	90,473	1,327	5.88

Total savings and time deposits	$224,169	$1,309	2.34%	$170,505	$2,031	4.78%

Total interest-bearing liabilities	$224,169	$1,309	2.34%	$170,505	$2,031	4.78%

Noninterest-bearing liabilities:
Demand deposits	85,963			55,530
Other liabilities	1,050			1,134

Total liabilities	311,182			227,169

Shareholders’ equity	24,200			21,509

Total liabilities and equity	$335,382			$248,678

Net interest income		$3,966			$2,898

Net interest margin			5.17%			5.10%

*	Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended June 30, 2002 compared with 2001
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume		Net Change
	(In thousands)
	(Unaudited)
Interest income
Loans	$1,449	$(1,076)		$(3)	$370
Investment securities	7	(9)	1		(1)
Time deposits	88	(56)	—		32
Federal funds sold	67	(123)	1		(55)

Total interest-earning assets	1,611	(1,264)	—	(1)	346

Interest expense
Savings	4	(5)	—		(1)
Money market checking and savings	379	(615)	—		(236)
Time deposits	148	(632)		(1)	(485)

Total savings and time deposits	531	(1,252)		(1)	(722)

Repurchase agreements and other borrowed funds			—
Total interest-bearing liabilities	531	(1,252)		(1)	(722)

Change in net interest income	$1,080	$(12)	$—		$1,068

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses.” During 2001 and the first six months of 2002, due to the increase in the loan portfolio, management made additional provisions to the allowance and although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2002. A provision of $325,000 and $287,000 was taken for the three months ended June 30, 2002 and 2001, respectively.

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended June 30, 2002 and 2001 was $411,000 and $319,000, respectively, an increase of $92,000 or 28.8%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total interest income and noninterest income), was 7.2% and 6.1% for the three months ended June 30, 2002 and 2001, respectively.

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

The efficiency ratio for the three months ended June 30, 2002 was 63.6 as compared to 66.2% for the same period in 2001. The improvement is due to greater efficiency in the operations of the bank.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended June 30,
	2002	2001
	(In thousands)
	(Unaudited)
Salaries and benefits	$1,625	$1,211
Occupancy, net	333	290
Premises and equipment expense	132	85
Service bureau fees	138	110
Data processing fees	74	50
Other	482	377

Total noninterest expense	$2,784	$2,123

Salaries and benefits expense increased $414,000 or 34.2% during the three months ended June 30, 2002 as compared to the same period in 2001 and reflect growth in the Bank’s management and staff from 71 full-time-equivalent employees as of June 30, 2001 to 92 full-time equivalent employees as of June 30, 2002. This increase is entirely attributable to the opening of the Northwest Freeway Office and to staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2002 as the increased personnel needs at the offices as both lobby and support functions grow.

Non-staff expenses were $1.2 million for the three months ended June 30, 2002 compared with $0.9 million for the three months ended June 30, 2001, an increase of $0.3 million or 33.3%. This increase also reflects the Company’s growth during 2002 and 2001, and is particularly influenced by the addition of a new banking office and additional cash management services provided. The growth was primarily in the depreciation, taxes, insurance and volume related expenses such as service bureau, bank service charges, postage and telephone expenses.

FINANCIAL CONDITION

Total assets increased to $357.2 million at June 30, 2002, up $45.0 million or 14.4% from $312.2 million at December 31, 2001. Total gross loans of $283.8 million at June 30, 2002 represented a $25.3 million or 9.8% increase compared with $258.5 million in loans at December 31, 2001. Growth in cash and cash equivalents and investments held to maturity accounted for the remaining asset growth. The cash and cash equivalents are primarily for liquidity.

The following table summarizes the Bank’s loan portfolio by type as of June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
	(Unaudited)
Commercial	$124,386	43.8%	$113,991	44.1%
Real estate	132,224	46.6	120,018	46.4
Individual	24,363	8.6	22,340	8.7
Other	2,781	1.0	2,138	0.8

Total loans	$283,754	100.0%	$258,487	100.0%

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At June 30, 2002, the Bank had one nonaccrual loan in the amount of $174,561. There was one nonaccrual loan at December 31, 2001 and the amount outstanding at that date was $185,345. At June 30, 2002 and December 31, 2001, the Bank had one restructured loan in the amount of $243,000 and $256,000 respectively.

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

The allowance for loan losses at June 30, 2002 was $3.2 million compared with $2.9 million at December 31, 2001. Each of the foregoing amounts constitutes not less than 1.0% of loans outstanding at the respective reporting dates. As of June 30, 2002, $2.7 million of loans had been classified as “substandard”. Loans classified as substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt. Should the Bank have to foreclose on the collateral associated with the loans, the liquidation of the collateral will reduce the amount that will have to be written off.

The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2002 and the year ended December 31, 2001:

	Six months ended June 30, 2002	Year ended December 31, 2001
	(Dollars in thousands)
	(Unaudited)
Balance, beginning of period	$2,885	$1,836
Provision for loan losses	588	1,076
Loans charged off	(274)	(55)
Recoveries	18	28

Net charge offs	(256)	(27)

Balance, end of period	$3,217	$2,885

The following table reflects the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from loans.

	June 30, 2002		December 31, 2001
	Amount	Percent of loans to gross loans	Amount	Percent of loans to gross loans
	(Dollars in thousands)
	(Unaudited)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,531	43.8%	$1,211	44.1%
Real estate	1,172	46.6%	1,242	46.4%
Individual	211	8.6%	342	8.7%
Other	303	1.0%	90	0.8%

Total allowance for loan losses	$3,217	100.0%	$2,885	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. The bank maintains an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations.

Investment securities

Based on management’s assessment of the market environment and the Bank’s financial condition, one security purchase was made during the six months ended June 30, 2002. There were no security purchases made during the year ended December 31, 2001. All of the securities are pledged to the Bank’s Treasury Tax and Loan Account with the Federal Reserve Bank.

Investment securities held to maturity at June 30, 2002 and December 31, 2001 mature as follows:

	June 30, 2002		December 31, 2001
	Amortized cost	Market value	Amortized cost	Market value
(Dollars in thousands)
(Unaudited)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,525	1,550	494	516
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$1,525	$1,550	$494	$516

Deposits

The Bank’s deposits increased to $331.8 million at June 30, 2002, up from $288.1 million at December 31, 2001, an increase of $43.7 million or 15.2%. The increase was due to officers generating increased deposit activity. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $89.2 million at June 30, 2002, up $13.8 million or 18.2% from $75.4 million at December 31, 2001. Interest-bearing deposits increased $29.9 million or 14.1% from $212.7 million at December 31, 2001 to $242.6 million at June 30, 2002.

The daily average balances and weighted average rates paid on deposits for the three months ended June 30, 2002 and the year ended December 31, 2001 are presented below:

	Three months ended		Year ended
	June 30, 2002		December 31, 2001
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
	(Unaudited)
Interest-bearing demand deposits	$121,558	1.52%	$88,587	3.05%
Savings	2,029	0.99%	1,287	1.55%
Time	100,582	3.36%	89,986	5.40%

Total interest-bearing deposits	224,169	2.34%	179,860	4.22%
Non-interest-bearing deposits	85,963	—	61,379	—

Total deposits	$310,132	1.69%	$241,239	3.15%

Capital resources

Shareholders’ equity was $24.4 million at June 30, 2002, up $1.5 or 6.6% from $22.9 million at December 31, 2001. The ratio of shareholders’ equity to total assets was 6.8% at June 30, 2002, compared with 7.3% at December 31, 2001.

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

	As of June 30, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands) (Unaudited)
Company
Total capital (to risk-weighted assets)	$27,651	9.6%	$23,021	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	24,434	8.5	11,511	4.0	N/A	N/A
Tier 1 capital (to average assets)	24,434	7.3	13,416	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$27,617	9.6%	$23,020	8.0%	$28,756	10.0%
Tier 1 capital (to risk-weighted assets)	24,400	8.5	11,510	4.0	17,265	6.0
Tier 1 capital (to average assets)	24,400	7.3	13,416	4.0	16,769	5.0

	As of December 31, 2001
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

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

Item 4.     Submission Of Matters To A Vote Of Security Holders

On April 16, 2002, the Company held its Annual Meeting of Shareholders to consider and act on the following items:

(a)  The following directors were elected TO SERVE UNTILL THE Company’s 2003 Annual Meeting of Shareholders and until their successore are duly elected and qualified: C. P. Bryan, Donn C. Fullenweider, William H. Gray, James C. Hassell and Wayne C. Owen. A total of 1,034,469 shares were voted in favor of the election of each of the nominated directors and no shares were withheld from voting.

(b)  The shareholders ratified the appointment of KPMG LLP as independent auditors for the 2002 fiscal year. A total of 1,027,422 shares voted in favor of the appointment, 2,000 shares were voted against the appointment and 5,047 shares abstained from voting.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits And Reports On Form 8-k

(a)  Exhibits:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

No reports on Form 8-K filed by Republic Bancshares of Texas, Inc. during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCSHARES OF TEXAS, INC. (Registrant)

By:	/s/ C. P. BRYAN
C. P. Bryan Chairman of the Board, President and Chief Executive Officer

By:	/s/ STANLEY H. FLORANCE
Stanley H. Florance Chief Financial Officer

Dated: August 13, 2002