Form 10QSB
period 2002-09-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2002-11-14
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

Mark One

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

As of November 13, 2002, there were 1,930,311 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Part I

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001
	(Dollars in thousands, except share data)
Assets	(Unaudited)
Cash and due from banks	$24,027	$15,792
Federal funds sold	29,389	30,236

Total cash and cash equivalents	53,416	46,028
Investment securities held to maturity	22,986	494
Federal Reserve stock	631	631
Loans (note 2)	285,314	258,487
Less: Allowance for loan losses (note 2)	(3,001)	(2,885)

Loans, net	282,313	255,602
Premises and equipment, net	7,135	7,544
Accrued interest receivable	1,208	1,108
Other assets	1,101	790

Total assets	$368,790	$312,197

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$104,304	$75,448
Interest-bearing	238,125	212,693

Total deposits	342,429	288,141
Accrued interest payable	405	547
Other liabilities	805	654

Total liabilities	343,639	289,342

Commitments and contingencies
Shareholders’ equity
Common stock, $1 par value; 5,000,000 shares authorized, 1,928,555 issued and outstanding as of September 30, 2002 and 1,923,421 issued and outstanding as of December 31, 2001	1,929	1,923
Additional paid-in capital	19,183	19,115
Retained earnings	4,039	1,817

Total shareholders’ equity	25,151	22,855

Total liabilities and shareholders’ equity	$368,790	$312,197

See accompanying condensed notes to unaudited interim consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REPUBLIC BANCSHARES OF TEXAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except share and per share data)
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$5,222	$4,990	$15,158	$14,186
Federal Reserve stock	9	10	28	28
Investment securities held to maturity	99	10	126	62
Interest on federal funds sold and interest-bearing deposits in financial institutions	151	201	414	464

Total interest income	5,481	5,211	15,726	14,740

Interest expense:
Interest on interest-bearing deposits	1,393	1,977	4,010	5,996
Other	—	—	—	3

Total interest expense	1,393	1,977	4,010	5,999

Net interest income before provision for loan losses	4,088	3,234	11,716	8,741
Provision for loan losses	600	284	1,188	719

Net interest income after provision for loan losses	3,488	2,950	10,528	8,022

Noninterest income:
Service charges on deposits	318	218	851	590
Other noninterest income	146	123	403	343

Total noninterest income	464	341	1,254	933

Noninterest expense:
Salaries and benefits	1,624	1,360	4,840	3,749
Occupancy, net	318	297	985	874
Premises and equipment expense	120	86	376	250
Service bureau fees	137	105	397	308
Data processing fees	66	46	211	144
Other	627	406	1,581	1,123

Total noninterest expense	2,892	2,300	8,390	6,448

Income before income tax provision (benefit)	1,060	991	3,392	2,507
Federal income tax provision (benefit)
Current	269	381	1,194	953
Deferred	97	(40)	(24)	(94)

Total federal income tax provision	366	341	1,170	859

Net income	$694	$650	$2,222	$1,648

Earnings per common share:
Basic	$0.36	$0.34	$1.15	$0.86
Diluted	$0.35	$0.33	$1.11	$0.85
Shares used in computing per share data:
Basic	1,928,000	1,922,000	1,928,000	1,922,000
Diluted	2,008,000	1,941,000	2,006,000	1,938,000

See accompanying condensed notes to unaudited interim consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock	Additional Paid-in capital	Retained earnings	Total shareholders’ equity
	(Dollars in thousands)
	(Unaudited)
Balance at December 31, 2001	$1,923	$19,115	$1,817	$22,855
Issuance of common stock	6	68	—	74
Net income	—	—	2,222	2,222

Balance at September 30, 2002	$1,929	$19,183	$4,039	$25,151

See accompanying condensed notes to unaudited interim consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:	(Unaudited)
Net income	$2,222	$1,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	477	316
Net amortization of premium on investment securities	16	7
Gain on sale of investment securities	—	(13)
Provision for loan losses	1,188	719
Deferred income tax benefit	(24)	(94)
Decrease (increase) in accrued interest receivable	(100)	24
Decrease (increase) in other assets	(287)	256
Increase (decrease) in accrued interest payable	(142)	143
Increase in other liabilities	151	675

Net cash provided by operating activities	3,501	3,681

Cash flows from investing activities:
Net increase in loans	(27,899)	(57,905)
Proceeds from call of investment securities held to maturity	—	3,000
Purchases of bank premises and equipment	(68)	(1,874)
Purchase of investment securities held to maturity	(22,508)	(38)

Net cash used in investing activities	(50,475)	(56,817)

Cash flows from financing activities
Net increase in deposit accounts	54,288	85,471
Proceeds from the sale of common stock	74	—

Net cash provided by financing activities	54,362	85,471

Net increase in cash and cash equivalents	7,388	32,335
Cash and cash equivalents at beginning of period	46,028	18,114

Cash and cash equivalents at end of period	$53,416	$50,449

Supplemental disclosure of cash flow information:
Interest paid	$4,152	$5,856
Taxes paid	1,379	969

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(1) Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an Agreement and Plan of Reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank is a national banking association which began operations on November 13, 1998. At September 30, 2002, the Company had total assets of $368.8 million, total loans of $285.3 million, total deposits of $342.4 million and shareholders’ equity of $25.2 million.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2002, consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001, and the changes in shareholders’ equity for the nine months ended September 30, 2002. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2001. The results of operations for the first nine months of 2002 are not necessarily indicative of the results of operations for a full-year period.

The Company, through the Bank, offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Bank presently has five (5) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2002. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per share (EPS) computations are as follows:

	Three months ended September 30, 2002		Three months ended September 30, 2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Dollars in thousands, except share data)
	(Unaudited)
Net income	$694	$694	$650	$650
Weighted-average shares outstanding	1,928,000	1,928,000	1,922,000	1,922,000
Weighted-average dilutive effect of stock option plans	N/A	80,000	N/A	19,000
Adjusted weighted-average shares outstanding	1,928,000	2,008,000	1,922,000	1,941,000
Earnings per share	$0.36	$0.35	$0.34	$0.33

	Nine months ended September 30, 2002		Nine months ended September 30, 2001
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Dollars in thousands, except share data)
	(Unaudited)
Net income	$2,222	$2,222	$1,648	$1,648
Weighted-average shares outstanding	1,928,000	1,928,000	1,922,000	1,922,000
Weighted-average dilutive effect of stock option plans	N/A	78,000	N/A	16,000
Adjusted weighted-average shares outstanding	1,928,000	2,006,000	1,922,000	1,938,000
Earnings per share	$1.15	$1.11	$0.86	$0.85

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company, through the Bank, offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Bank presently has five (5) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

Total assets at September 30, 2002 and December 31, 2001 were $368.8 million and $312.2 million, respectively. Gross loans were $285.3 million at September 30, 2002, an increase of $26.8 million or 10.4% from $258.5 million at December 31, 2001. Deposits at September 30, 2002 and December 31, 2001 were $342.4 million and $288.1 million, respectively, an increase of $54.3 million or 18.8%. The growth in loans and deposits was primarily due to the efforts of our officers and the opening of our fifth office in September, 2001. Shareholders’ equity grew $2.3 million or 10.0% from $22.9 million at December 31, 2001 to $25.2 million at September 30, 2002.

For the nine months ended September 30, 2002, net income was $2.2 million ($1.11 per diluted share) compared to $1.6 million ($0.85 per diluted share) for the same period in 2001, an increase of 34.8%. Return on average assets and return on average shareholders’ equity for the nine months ended September 30, 2002 was .88% and 12.39% respectively. For the three months ended September 30, 2002, net income was $694,000 ($0.35 per diluted share) compared to $650,000 ($0.33 per diluted share) for the same period in 2001, in increase of 6.8%.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared with the same period in 2001

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

Net interest income before provision for loan losses was $11.7 million for the nine months ended September 30, 2002 as compared to $8.7 million for the nine months ended September 30, 2001. This represents an increase of $3.0 million or 34.4%. An increase in the average earning asset base of $81.3 million, partially offset by a decrease in rates earned on the assets and an increase in the interest bearing liabilities of $57.7 million was more than offset by decreases in the rates paid on these interest bearing liabilities, resulted in the $3.0 million increase in net interest income. This same shift in assets and liabilities and rates earned and paid resulted in a decrease in net interest margin of 5 basis points. The increases in the earning asset base and deposit base are the result of the addition of the Northwest Freeway Office in September, 2001 and continued growth in all aspects of the Bank’s lending and deposit-gathering efforts throughout the year.

The Bank’s average deposits grew from $227.6 million at September 30, 2001 to $313.7 million at September 30, 2002, an increase of $86.1 million or 37.8%. Growth in noninterest-bearing deposits accounted for $28.4 million or 33.0% of the increase. For the nine months ended September 30, 2002 and 2001, the Company posted a net interest margin of 5.06% and 5.08%, respectively.

The following table presents, for the nine months ended September 30, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At September 30, 2002 and 2001, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Bank had two loans totaling $809,549 at September 30, 2002 and one loan in the amount of $219,964, at September 30, 2001, which were on a nonaccrual basis. Nonaccrual loans are included in the table but have no interest income reflected.

	Nine months ended September 30,
	2002			2001
	Average outstanding balance	Interest income/expense	Average yield/ rate*	Average outstanding balance	Interest income/expense	Average yield/ rate*
	(Dollars in thousands)
Assets:	(Unaudited)
Interest-earning assets
Loans	$275,548	$15,158	7.35%	$212,941	$14,186	8.91%
Investment securities	4,557	154	4.52	1,937	90	6.20
Time deposits	10,485	154	1.96	1,296	33	3.41
Federal funds sold	20,860	260	1.67	13,962	431	4.13

Total interest-earning assets	$311,450	$15,726	6.75%	$230,136	$14,740	8.56%

Cash and due from banks	21,436			14,416
Premises and equipment	7,364			6,270
Other assets	1,975			1,707
Allowance for loan losses	(3,186)			(2,122)

Total assets	$339,039			$250,407

Liabilities:
Interest-bearing liabilities
Savings	$1,984	$12	0.81%	$1,227	$17	1.85%
Money market checking and savings	125,562	1,341	1.43	82,463	2,207	3.58
Time deposits	101,368	2,657	3.50	87,462	3,772	5.77

Total savings and time deposits	$228,914	$4,010	2.34%	$171,152	$5,996	4.68%

Repurchase agreements and other borrowed funds	—	—	—	74	3	5.42

Total interest-bearing liabilities	$228,914	$4,010	2.34%	$171,226	$5,999	4.68%

Noninterest-bearing liabilities:
Demand deposits	84,784			56,350
Other liabilities	1,125			1,267

Total liabilities	314,823			228,843

Shareholders’ equity	24,216			21,564

Total liabilities and equity	$339,039			$250,407

Net interest income		$11,716			$8,741

Net interest margin			5.03%			5.08%

*	Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Nine months ended September 30, 2002 compared with 2001
	Increase (decrease) due to change in			Net Change
	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income	(Unaudited)
Loans	$4,172	$(3,215)	$15	$972
Investment securities	122	(58)	—	64
Time deposits	234	(113)	—	121
Federal funds sold	213	(384)	—	(171)

Change in interest-earning assets	4,741	(3,770)	15	986

Interest expense
Savings	10	(15)	—	(5)
Money market checking and savings	1,154	(2,019)	(1)	(866)
Time deposits	600	(1,721)	6	(1,115)

Total savings and time deposits	1,764	(3,755)	5	(1,986)

Repurchase agreements and other borrowed funds	(3)	—	—	(3)

Change in interest-bearing liabilities	1,761	(3,755)	5	(1,989)

Change in net interest income	$2,980	$(15)	$10	$2,975

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses.” During 2001 and the first nine months of 2002, due to the increase in the loan portfolio, management made additional provisions to the allowance and although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2002. A provision of $1,188,000 and $719,000 was made for the nine months ended September 30, 2002 and 2001, respectively. (See—Financial Condition—Allowance For Loan Losses.)

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the nine months ended September 30, 2002 and 2001 was $1,254,000 and $933,000, respectively, an increase of $321,000 or 34.4%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total interest income and noninterest income), was 7.4% and 6.0% for the nine months ended September 30, 2002 and 2001, respectively.

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

The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources. The Company’s efficiency ratio was 64.7% for the nine months ended September 30, 2002 as compared to 66.7% for the same period in 2001. The decrease in the efficiency ratio is the result of greater efficiency in the operation of the Bank.

The following table presents for the periods indicated the major categories of noninterest expense:

	Nine months ended September 30,
	2002	2001
	(In thousands)
	(Unaudited)
Salaries and benefits	$4,840	$3,749
Occupancy, net	985	874
Premises and equipment expense	376	250
Service bureau fees	397	308
Data processing fees	211	144
Other	1,581	1,123

Total noninterest expense	$8,390	$6,448

Salaries and benefits expense increased $1.1 million or 29.1% during the first nine months of 2002 compared to the same period in 2001 and reflects growth in the Bank’s management and staff from 86 full-time-equivalent employees as of September 30, 2001 to 92 full-time equivalent employees as of September 30, 2002. This increase is attributable to the opening of the Northwest Freeway Office, staff hired to accommodate growth in all aspects of the Company’s operations and increased medical insurance and other benefit expenses.

Nonstaff expenses were $3.6 million for the nine months ended September 30, 2002 compared with $2.7 million for the nine months ended September 30, 2001, an increase of $851,000 or 33.3%. This increase reflects the Company’s growth during 2002 and 2001, and was particularly influenced by the addition of a new banking office and additional cash management services provided. All other categories of expense reflect the growth of the Bank and its expanded need for support.

Three months ended September 30, 2002 compared with the same period in 2001

Net interest income

Net interest income before provision for loan losses was $4.1 million for the three months ended September 30, 2002 compared to $3.2 million for the three months ended September 30, 2001. This represents an increase of $854,000 or 28.1%. An increase in the average earning asset base of $70.1 million, substantially offset by a decrease in rates earned on the assets combined with an increase in interest-bearing liabilities of $46.2 million and a decrease in rates paid on the liabilities which more than offset the cost of the deposits, accounts for the decrease in net interest margin. The shift in assets and liabilities and rates earned and paid resulted in a net decrease in interest margin of 2 basis points. The increase in the earning asset and deposit base are the result of the addition and growth of the Northwest Freeway Office in September, 2001 and continued growth in all aspects of the Bank’s lending and deposit-gathering efforts throughout the year.

The Bank’s average deposits grew from $258.7 million for the three months ended September 30, 2001 to $331.8 million for the same period ended September 30, 2002, an increase of $73.1 million or 28.3%. Growth in noninterest-bearing deposits accounted for $26.9 million or 36.7% of the increase. For the three months ended September 30, 2002 and 2001, the Company posted a net interest margin of 4.92% and 4.94%, respectively.

The following table presents, for the three months ended September 30, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At September 30, 2002 and 2001, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Bank had two loans totaling $809,549 at September 30¸ 2002 and one loan in the amount of $219,964, at September 30, 2001, which were on a nonaccrual basis. Nonaccrual loans are included in the table but have no interest income reflected.

	Three months ended September 30,
	2002			2001
	Average outstanding balance	Interest income/expense	Average yield/ rate*	Average outstanding balance	Interest income/expense	Average yield/ rate*
	(Dollars in thousands)
Assets:	(Unaudited)
Interest-earning assets
Loans	$286,113	$5,222	7.24%	$234,827	$4,990	8.43%
Investment securities	9,680	108	4.43	1,325	20	5.99
Time deposits	9,657	49	2.01	2,241	16	2.83
Federal funds sold	24,290	102	1.67	21,259	185	3.45

Total interest-earning assets	$329,740	$5,481	6.59%	$259,652	$5,211	7.96%

Cash and due from banks	22,295			16,431
Premises and equipment	7,228			6,838
Other assets	2,154			1,654
Allowance for loan losses	(3,357)			(2,378)

Total assets	$358,060			$282,197

Liabilities:
Interest-bearing liabilities
Savings	$2,269	$4	0.70%	$1,294	$6	1.84%
Money market checking and savings	128,760	450	1.39	97,352	726	2.96
Time deposits	109,587	939	3.40	95,745	1,245	5.16

Total savings and time deposits	$240,616	$1,393	2.30%	$194,391	$1,977	4.04%

Total interest-bearing liabilities	$240,616	$1,393	2.30%	$194,391	$1,977	4.04%

Noninterest-bearing liabilities:
Demand deposits	91,157			64,299
Other liabilities	1,252			1,344

Total liabilities	333,025			260,034

Shareholders’ equity	25,035			22,163

Total liabilities and equity	$358,060			$282,197

Net interest income		$4,088			$3,234

Net interest margin			4.92%			4.94%

*Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended September 30, 2002 compared with 2001
	Increase (decrease) due to change in			Net Change
	Volume	Rate	Rate/Volume
	(In thousands) (Unaudited)
Interest income
Loans	$1,090	$(858)	$—	$232
Investment securities	126	(38)	—	88
Time deposits	53	(20)	—	33
Federal funds sold	26	(109)	—	(83)

Total interest-earning assets	1,295	(1,025)	—	270

Interest expense
Savings	5	(7)	—	(2)
Money market checking and savings	234	(510)	—	(276)
Time deposits	180	(486)	—	(306)

Total savings and time deposits	419	(1,003)	—	(584)

Repurchase agreements and other borrowed funds	—	—	—	—

Total interest-bearing liabilities	419	(1,003)	—	(584)

Change in net interest income	$876	$(22)	$—	$854

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses.” During 2001 and the first nine months of 2002, due to the increase in the loan portfolio, management made additional provisions to the allowance and although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2002. A provision of $600,000 and $284,000 was taken for the three months ended September 30, 2002 and 2001, respectively. (See—”Financial Condition—Allowance for Loan Losses”.)

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended September 30, 2002 and 2001 was $464,000 and $341,000, respectively, an increase of $123,000 or 36.1%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total interest income and noninterest income), was 7.8% and 6.1% for the three months ended September 30, 2002 and 2001, respectively.

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

The efficiency ratio for the three months ended September 30, 2002 was 63.5% as compared to 64.3% for the same period in 2001. The improvement is due to greater efficiency in the operations of the Bank.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended September 30,
	2002	2001
	(In thousands)
	(Unaudited)
Salaries and benefits	$1,624	$1,360
Occupancy, net	318	297
Premises and equipment expense	120	86
Service bureau fees	137	105
Data processing fees	66	46
Other	627	406

Total noninterest expense	$2,892	$2,300

Salaries and benefits expense increased $264,000 or 19.4% during the three months ended September 30, 2002 as compared to the same period in 2001 and reflect growth in the Bank’s management and staff from 86 full-time-equivalent employees as of September 30, 2001 to 92 full-time equivalent employees as of September 30, 2002. This increase is entirely attributable to the opening of the Northwest Freeway Office and to staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2002 as the increased personnel needs at the offices as both lobby and support functions grow.

Non-staff expenses were $1.3 million for the three months ended September 30, 2002 compared with $940,000 for the three months ended September 30, 2001, an increase of $328,000 or 44.4%. This increase also reflects the Company’s growth during 2002 and 2001, and is particularly influenced by the addition of a new banking office and additional cash management services provided. The growth was primarily in the depreciation, taxes, insurance and volume related expenses such as service bureau, bank service charges, postage and telephone expenses.

FINANCIAL CONDITION

Total assets increased to $368.8 million at September 30, 2002, up $56.6 million or 18.1% from $312.2 million at December 31, 2001. Total loans of $285.3 million at September 30, 2002 represented a $26.8 million or 10.4% increase compared with $258.5 million in loans at December 31, 2001. Growth in cash and cash equivalents and investments held to maturity accounted for the remaining asset growth. The cash and cash equivalents are primarily for liquidity.

The following table summarizes the Bank’s loan portfolio by type as of September 30, 2002 and December 31, 2001:

	September 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
	(Unaudited)
Commercial	$120,424	42.2%	$113,991	44.1%
Real estate
Construction, land development	25,615	9.0	19,324	7.5
Nonfarm, non residential	83,534	29.3	76,021	29.4
Farmland	—	—	262.1
Residential	27,109	9.5	24,411	9.4
Individual	25,490	8.9	22,340	8.7
Other	3,142	1.1	2,138	0.8

Total loans	$285,314	100.0%	$258,487	100.0%

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At September 30, 2002, the Bank had two nonaccrual loans totaling $809,549. There was one nonaccrual loan at December 31, 2001 and the amount outstanding at that date was $185,345. At September 30, 2002 and December 31, 2001, the Bank had one restructured loan in the amount of $236,000 and $256,000 respectively.

Allowance for loan losses – Critical Accounting Policy

The Bank considers the contributions to and the maintenance of its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Bank provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses that is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the December 31, 2001 consolidated financial statements for additional information on loans and the allowance for loan losses.

The allowance for loan losses at September 30, 2002 was $3.0 million compared with $2.9 million at December 31, 2001. Each of the foregoing amounts constitutes not less than 1.0% of loans outstanding at the respective reporting dates. The Bank made a provision for loan losses of $1.2 million and $719,000 during the nine months ended September 30, 2002 and 2001 respectively. During the nine months ended September 30, 2002 and 2001, the bank charged off loans amounting to $1.1 million and $55,000, respectively. Three loans accounted for a substantial part of the charge-offs during 2002. As of September 30, 2002, $3.3 million of loans had been classified as “substandard”. Loans classified as substandard are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt. Should the Bank have to foreclose on the collateral associated with the loans, the liquidation of the collateral will reduce the amount that will have to be written off.

The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2002 and the year ended December 31, 2001:

	Nine months ended September 30, 2002	Year ended December 31, 2001
	(Dollars in thousands)
	(Unaudited)
Balance, beginning of period	$2,885	$1,836
Provision for loan losses	1,188	1,076
Loans charged off	(1,106)	(55)
Recoveries	34	28

Net charge offs	(1,072)	(27)

Balance, end of period	$3,001	$2,885

The following table reflects the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from loans.

	September 30, 2002		December 31, 2001
	Amount	Percent of loans to gross loans	Amount	Percent of loans to gross loans
	(Dollars in thousands)
	(Unaudited)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,572	42.2%	$1,211	44.1%
Real estate	1,052	47.8	1,242	46.4
Individual	327	8.9	342	8.7
Other	50	1.1	90	0.8

Total allowance for loan losses	$3,001	100.0%	$2,885	100.0%

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

Investment securities

Based on management’s assessment of the market environment and the Bank’s financial condition, $22,508,000 of security purchases were made during the nine months ended September 30, 2002. There were no security purchases made during the year ended December 31, 2001. Securities with a carrying value of $1,521,000 are pledged to the Bank’s Treasury Tax and Loan Account with the Federal Reserve Bank.

Investment securities held to maturity at September 30, 2002 and December 31, 2001 mature as follows:

	June 30, 2002		December 31, 2001
	Amortized Cost	Market value	Amortized cost	Market value
	(Dollars in thousands)
	(Unaudited)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	3,743	3,794	494	516
Due after five years through ten years	—	—	—	—
Due after ten years	19,243	19,200	—	—

	$22,986	$22,994	$494	$516

Deposits

The Bank’s deposits increased to $342.4 million at September 30, 2002, up from $288.1 million at December 31, 2001, an increase of $54.3 million or 18.8%. The increase was due to Bank officers generating increased deposit activity. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $104.3 million at September 30, 2002, up $28.9 million or 38.2% from $75.4 million at December 31, 2001. Interest-bearing deposits increased $25.4 million or 12.0% from $212.7 million at December 31, 2001 to $238.1 million at September 30, 2002.

The daily average balances and weighted average rates paid on deposits for the three months ended September 30, 2002 and the year ended December 31, 2001 are presented below:

	Three months ended September 30, 2002		Year ended December 31, 2001
	Amount	Rate	Amount	Rate
	(Dollars in thousands) (Unaudited)
Interest-bearing demand deposits	$128,760	1.39%	$88,587	3.05%
Savings	2,269	0.70%	1,287	1.55%
Time	109,587	3.40%	89,986	5.40%

Total interest-bearing deposits	240,616	2.30%	179,860	4.22%
Non-interest-bearing deposits	91,157	—	61,379	—

Total deposits	$313,773	1.76%	$241,239	3.15%

Capital resources

Shareholders’ equity was $25.2 million at September 30, 2002, up $2.3 million or 10.0% from $22.9 million at December 31, 2001. The ratio of shareholders’ equity to total assets was 6.8% at September 30, 2002, compared with 7.3% at December 31, 2001.

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

	As of September 30, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands) (Unaudited)
Company
Total capital (to risk-weighted assets)	$28,152	9.7%	$23,256	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	25,151	8.6	11,628	4.0	N/A	N/A
Tier 1 capital (to average assets)	25,151	7.0	14,322	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$28,100	9.7%	$23,256	8.0%	$29,071	10.0%
Tier 1 capital (to risk-weighted assets)	25,099	8.6	11,628	4.0	17,442	6.0
Tier 1 capital (to average assets)	25,099	7.0	14,322	4.0	17,903	5.0

	As of December 31, 2001
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,647	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,647	4.0	13,308	5.0

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

Subsequent to the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Bancshares of Texas, Inc.
(Registrant)

By: /s/ C. P. Bryan
C. P. Bryan
Chairman of the Board, President and
Chief Executive Officer

By: /s/ Stanley H. Florance
Stanley H. Florance
Chief Financial Officer

Dated: November 14, 2002

CERTIFICATION

I, C. P. Bryan, President and Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Republic Bancshares of Texas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ C. P. Bryan

CERTIFICATION

I, Stanley H. Florance, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Republic Bancshares of Texas, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	/s/ Stanley H. Florance