Form 10KSB
period 2002-12-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2003-03-21
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

Mark One

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of small business issuer as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6809 FM 1960 West, Houston, Texas	77069
(Address of principal executive offices)	(Zip Code)

281-315-1100

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class:

Common Stock, $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2002 were $22,963,000.

As of February 28, 2003, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $33,861,000.

The number of shares of common stock of the issuer outstanding as of February 28, 2003 was 1,934,911.

Documents incorporated by reference. Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 10-13 of this Form 10-KSB.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

ANNUAL REPORT ON FORM 10-KSB

For the year ended December 31, 2002

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001, RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At December 31, 2002, the Company had total assets of $384.2 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million.

The Company offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Bank presently has five (5) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, lock-box and other cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

EMPLOYEES AND EMPLOYMENT RELATIONS

As of December 31, 2002, the Bank and Company had 105 full-time equivalent employees, 45 of whom were officers. The Bank provides medical insurance and other benefits to full-time employees and considers relations with employees to be excellent. The Bank’s employees are not represented by any collective bargaining group.

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

The Company expects increased competition. For a variety of reasons, including legislative developments relating to interstate branching and the ownership of financial institutions, the consolidation within the financial services industry will likely continue. For the Company, this trend means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and out-of-state banks. While these larger regional and national banks will likely attract the largest Texas businesses (sales over $100 million), the Company believes that these large banks are unable to provide the relationship-oriented, customer service that the Company provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, there is no assurance that the Bank will continue to do so in the future, especially with the rapid changes occurring within the financial services industry.

REGULATION AND SUPERVISION

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to the Company and the Bank. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure deposits of banks, and not for the protection of the Company’s shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on its business.

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

The Bank is subject to extensive supervision, examination and regulation by the Office of the Comptroller of the Currency (the “OCC”). The Company and its subsidiaries are also affected by the fiscal and monetary policies of the Federal government and the FRB, and by various other governmental requirements and regulations.

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

Any depository institution insured by the Federal Deposit Insurance Corporation (the “FDIC”) can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

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

Capital Requirements. The Company is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the Bank. For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A depository institution’s or holding company’s capital, in turn, is divided into three tiers:

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

Like other bank holding companies, the Company currently is required to maintain Tier 1 and “Total Capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letter of credit), respectively. At December 31, 2002, the Company met both requirements, with Tier 1 and Total Capital equal to 11.4% and 12.5%, respectively, of its total risk-weighted assets.

The FRB also requires bank holding companies to maintain a minimum “Leverage Ratio”, defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of at least 4% if the bank holding company does not meet these requirements. At December 31, 2002, the Company’s leverage ratio was 9.0%, which exceeded the minimum leverage ratio to which it was subject.

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

The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. The Company and the Bank were in compliance with the applicable minimum capital requirements as of December 31, 2002.

Failure to meet capital requirements could subject the Company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

Corrective Measures for Capital Deficiencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires Federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operation, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of a bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2002, the Bank was adequately capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the OCC’s, or the FDIC’s, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

Dividend Restrictions. For the foreseeable future, the principal source of revenues to the Company is through the sale of common stock and the payment of dividends by the Bank. Federal and state statutory provisions limit the amount of dividends that the Bank can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of:

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

Federal Reserve monetary policies and the fiscal policies of the federal government have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. We cannot predict the nature of future monetary and fiscal policies and the effect of such policies on the future business and earnings of the Bank or the Company.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Bank currently operates from the following five banking office locations in Houston, Texas, and other than the Northwest Freeway office, all of the locations are leased:

The Champions office is located at 6809 FM 1960 West, where the Bank leases approximately 7,000 square feet in a building constructed in 1999. This office includes a five lane drive-in facility attached to the building. This office opened for business on November 13, 1998. The remaining term of the building and land lease is for six years, not including optional renewal periods which may be available.

The Cypress Station office is located at 1055 FM 1960 West, where the Bank leases approximately 1.50 acres of land on which the Bank constructed a building in 1999. This office includes a four lane drive-in facility. This office opened for business on February 24, 1999. The remaining term of the lease is for eleven years, not including optional renewal periods which may be available.

The River Oaks office is located at 4200 Westheimer Road, where the Bank leases approximately 7,000 square feet. This office has a four lane drive-in facility. This office opened for business on July 8, 1999. The remaining term of the lease is for six years, not including optional renewal periods which may be available.

The Memorial office is located at 10301-A Katy Freeway, where the Bank leases approximately 6,800 square feet, which includes a three lane drive-in facility. This office opened for business on February 22, 2000. The remaining term of the lease is for two years.

The Northwest Freeway office is located at 14604 Northwest Freeway, where the Bank’s office building is situated on a 1.436 acre tract at the intersection of U.S. Hwy. 290 at Windfern Road in Northwest Houston. The office contains 11,400 square feet which includes a banking facility with a five lane drive-in and office space for most of the Bank’s operations. This office opened for business on September 10, 2001.

The following table sets forth specific information on the Bank’s offices, each of which offers full banking operations provided by a full complement of lobby staff (including tellers, new account representatives, and lending professionals on site), safe-deposit boxes, an automated teller machine, and drive-through banking services:

Banking Office	Size in Square Feet (Approximate)	Location	Deposits at December 31, 2002
			(In thousands)
Champions	7,000	6809 FM 1960 West	$108,737
Cypress Station	5,000	1055 FM 1960 West	50,409
River Oaks	7,000	4200 Westheimer Road	110,328
Memorial	6,800	10301-A Katy Freeway	45,191
Northwest Freeway	11,400	14604 Northwest Freeway	34,418

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are involved in routine legal proceedings from time to time in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the shares of common stock of the Company and it is unlikely that an active market will develop for the common stock in the foreseeable future. The Company has no present plans for listing its common stock on a national or regional securities exchange or with the National Association of Securities Dealers Automated Quotations System. Trades in shares of the Company’s stock are often privately negotiated between the buyer and the seller, and the Company does not know the prices at which some or all of such transactions took place. In March 2000, the Bank sold 720,000 shares of common stock at $12.50 per share. The only other sales by the Company have been through exercise of stock options or purchases through the Employee Stock Purchase Plan. As of February 28, 2003, there were 1,934,911 shares outstanding and 660 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends since inception. One of the principal sources of cash revenue to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. See “Description of Business—Regulation and Supervision—Dividend Restrictions” for a description of regulatory restrictions that limit the Bank’s ability to pay dividends on its common equity.

Securities authorized for issuance under equity compensation plans

The Company currently has options outstanding. The options were granted under the Company’s 1998 Stock Option Plan, which was approved by the Bank’s shareholders and assumed by the Company in connection with its formation. The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	230,200	$11.17	99,100
Equity compensation plans not approved by security holders	—	—	—

Total	230,200	$11.17	99,100

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheets and consolidated statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other financial information appearing elsewhere in this document.

The financial position and results of operations as of December 31, 2002 and 2001 and for the period of September 7, 2001 to December 31, 2001 represent the Company and the Bank on a consolidated basis and include the effects of the formation of the Company and RBT Holdings, Inc. as bank holding companies for the Bank on September 7, 2001. The results of operations for the period of January 1, 2001 through September 6, 2001 represent only the Bank.

For The Years Ended December 31, 2002 and 2001

OVERVIEW

For the year ended December 31, 2002, the Company produced net income of $3.0 million, diluted earnings per share of $1.49 and a return on average equity of 12.2% compared with net income of $2.2 million, diluted earnings per share of $1.15 and a return on average equity of 10.3% for the year ended December 31, 2001. Return on average assets for the years ended December 31, 2002 and 2001 was 0.86% and 0.85%, respectively.

For the year ended December 31, 2002, the net interest margin and the net interest rate spread were 4.98% and 4.38%, respectively, compared with 5.04% and 3.95%, respectively, at December 31, 2001.

At December 31, 2002, the Company had total assets of $384.2 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million. At December 31, 2001, the Company had total assets of $312.2 million, total loans of $258.5 million, total deposits of $288.1 million and shareholders’ equity of $22.9 million. The amounts at December 31, 2002 reflect an increase of $72.0 million or 23.1% in assets, $35.1 million or 13.6% in loans, $60.9 million or 21.2% in deposits and $3.1 million or 13.5% in shareholders’ equity compared with the amounts at December 31, 2001. In September 2001, the Bank opened its Northwest Freeway office which resulted in increased loans and deposits during 2002. In addition, the Bank added officers at some of its other offices which resulted in increased deposits and loans.

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

Net interest income before provision for loan losses was $16.0 million for the year ended December 31, 2002 as compared to $12.2 million for the year ended December 31, 2001. This represents an increase of $3.8 million or 30.6%. An increase in the average earning asset base of $78.0 million partially offset by a decrease in the net interest margin of 6 basis points primarily account for the difference. Along with the addition of the Northwest Freeway office in September 2001, strong growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2002.

The Company’s deposits grew from $288.1 million at December 31, 2001 to $349.1 million at December 31, 2002, an increase of $60.9 million or 21.2%. Growth in noninterest-bearing deposits accounted for $30.6 million or 50.2% of the increase. The growth of noninterest-bearing deposits helped the Company maintain a differential of 60 basis points between the net interest margin and net interest spread attained. For the years ended December 31, 2002 and 2001, the Company posted a net interest margin of 4.98% and 5.04%, respectively.

The following table presents, for the years ended December 31, 2002 and 2001, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At December 31, 2002 and 2001, the Company had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Company had five loans totaling $772,200 which were on a nonaccrual basis at December 31, 2002 and one nonaccrual loan with a balance of $185,000 at December 31, 2001. Nonaccrual loans are included in the table but have no interest income reflected.

	Years ended December 31,
	2002			2001
	Average outstanding balance	Interest income/expense	Average yield/ rate	Average outstanding balance	Interest income/expense	Average yield/ rate
	(Dollars in thousands)
Assets:
Interest-earning assets
Loans	$278,418	$20,301	7.29%	$222,478	$19,109	8.59%
Investment securities	10,205	425	4.17	1,732	107	6.18
Time deposits	9,271	172	1.85	2,596	72	2.77
Federal funds sold	22,878	360	1.57	15,959	544	3.41

Total interest-earning assets	$320,772	$21,258	6.63%	$242,765	$19,832	8.17%

Cash and due from banks	21,511			15,617
Premises and equipment	7,292			6,552
Other assets	2,074			1,689
Allowance for loan losses	(3,178)			(2,262)

Total assets	$348,471			$264,361

Liabilities:
Interest-bearing liabilities
Money market checking and savings	$128,205	$1,679	1.31%	$88,587	$2,706	3.05%
Savings	2,065	15	0.74%	1,287	20	1.55%
Time deposits	103,986	3,564	3.13	89,931	4,860	5.40

Total savings and time deposits	$234,256	$5,258	2.24%	$179,805	$7,586	4.22%

Repurchase agreements and other borrowed funds	—	—	—	55	3	5.45
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	263	14	5.32
Total interest-bearing liabilities	$234,519	$5,272	2.25%	$179,860	$7,589	4.22%
Noninterest-bearing liabilities:
Demand deposits	88,121			61,379
Other liabilities	1,195			1,257

Total liabilities	323,835			242,496

Shareholders’ equity	24,636			21,865
Total liabilities and equity	$348,471			$264,361

Net interest income		$15,986			$12,243
Net yield on interest-earning assets			4.98%			5.04%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Year ended December 31, 2002 compared with 2001
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume	Total
	(In thousands)
Interest-earning assets
Loans	$4,782	$(3,589)	$(2)	$1,191
Investment securities	523	(203)	(1)	319
Time deposits	185	(85)	—	100
Federal funds sold	236	(421)	1	(184)

Increase (decrease) in interest income	5,726	(4,298)	(2)	1,426

Interest-bearing liabilities
Savings	12	(17)	—	(5)
Money market checking and savings	1,208	(2,231)	(5)	(1,028)
Time deposits	756	(2,055)	4	(1,295)

Increase (decrease) in interest expense on savings and time deposits	1,976	(4,303)	(1)	(2,328)

Other borrowings	(3)	—	—	(3)
Minority interest expense for trust preferred securities	14	—	—	14

Increase (decrease) in interest expense	1,987	(4,303)	(1)	(2,317)

Change in net interest income	$3,738	$6	$(1)	$3,743

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses.” During 2002, due primarily to a $35.1 million increase in the loan portfolio and an increase in net charge offs of $1.7 million, management made additional provisions to the allowance and believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at December 31, 2002. A provision of $2.1 million and $1.1 million was taken for the years ended December 31, 2002 and 2001, respectively.

Noninterest income

The Bank’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the years ended December 31, 2002 and 2001 was $1.7 million and $1.2 million, respectively, an increase of $500,000 or 41.7%. The increase, mostly in service charges, is primarily due to growth in the number of customers and services rendered.

Noninterest expense

Generally, noninterest expense is composed of all costs associated with operating the Company’s business facilities, obtaining and retaining banking customer relationships and providing banking services. Major components of noninterest expense typically include: (1) employee salaries and benefits, (2) occupancy-related charges to income (including depreciation of furniture, fixtures, and equipment), (3) data processing fees and technology-related costs, and (4) all other products used and fees incurred. During 2002, the Company has added employees in the existing offices to meet additional customer needs due to growth. In addition to growth in the existing offices, in 2001, the Company had organizational costs and startup expenses related to the opening of the Northwest Freeway office.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years ended December 31,
	2002	2001
	(In thousands)
Salaries and benefits	$6,237	$5,205
Premises and equipment expenses, net	1,715	1,465
Data processing fees	281	209
Data service bureau	541	427
Other expenses	2,240	1,680

Total noninterest expense	$11,014	$8,986

Employee compensation and benefits expenses increased $1.0 million or 19.8% during 2002 and reflects growth in the Bank’s management and staff from 94 full-time-equivalent employees as of December 31, 2001 to 105 full-time equivalent employees as of December 31, 2002. This increase is partially attributable to the opening of the Northwest Freeway office in September 2001 and to officers and staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2003 due to the increased needs at the offices as both lobby and support functions grow.

Non-staff expenses were $4.8 million for the year ended December 31, 2002 compared with $3.8 million for the year ended December 31, 2001, an increase of $1.0 million or 26.3%. This increase also reflects the Company’s growth during 2002, and is particularly influenced by the banking office opened in September 2001, and the services provided. Occupancy costs increased throughout the year primarily due to the opening of the Northwest Freeway office and the increased depreciation due to the purchase of furniture, fixtures, and equipment for this facility and the expansion of the Bank’s computers, data systems and telephone technology.

FINANCIAL CONDITION

Total assets steadily increased to $384.2 million at December 31, 2002, up $72.0 million or 23.1% from $312.2 million at December 31, 2001. Loans, the largest single asset, increased to $293.6 million at December 31, 2002 representing a growth of 13.6% over the $258.5 million in loans at December 31, 2001. Investment securities available for sale at December 31, 2002 were $9.0 million representing a growth of $8.4 million over December 31, 2001. Investment securities held to maturity grew to $32.7 million at December 31, 2002, a growth of $32.2 million over December 31, 2001.

Loan portfolio

The Bank’s primary lending focus is on middle-market commercial loans and owner-occupied real estate loans to local businesses. Typically, the Bank’s customers have financing requirements between $100,000 and $500,000. The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of consumer loan and commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment.

The purpose of a particular loan generally determines its structure. In almost all cases, the Bank requires personal guarantees on commercial loans to help assure repayment.

Commercial

The Bank’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service such debt from income. As a general practice, many of the Bank’s commercial loans have floating rates, are for varying terms, generally not exceeding three years, are personally guaranteed by the business owner and are secured by accounts receivable, inventory and/or other business assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk for commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the business’ operations, and those operations may not be successful. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

In addition to commercial loans secured by non-real estate business assets, the Bank makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, cash flow from business operations or income from the properties securing the loans to cover operating expenses and debt service. As a general practice, the Bank requires its commercial mortgage loans to be well secured and guaranteed by responsible parties. The Bank’s commercial mortgage loans are generally secured by first liens on real estate and typically amortize over a 10 to 15 year period with balloon payments due at the end of one to five years. In underwriting commercial mortgage loans, consideration is given to the borrower’s financial condition and cash flow with addition consideration given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and an evaluation of the guarantor’s financial condition and cash flow.

Construction

The Bank makes loans to finance the construction of residential and, commercial properties. Construction loans are secured by first liens on real estate and a minimum of 20% cash equity is typically required. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the successful completion of the construction project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion the Bank may choose to complete the construction project however, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Underwriting guidelines similar to those described above with respect to commercial mortgage loans are also used in the Bank’s construction lending activities.

1-4 Family Residential

The Bank offers a variety of mortgage loan products. The Bank’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Bank generally requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 2002, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Bank rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All relationships above $1.0 million are evaluated and acted upon by the Loan Committee, while relationships in excess of $250,000 are subject to each banking office’s chief executive officer’s review and approval. All new and renewed loans greater than $100,000 are reported monthly to the Board of Directors. The Bank’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Bank’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Bank’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Bank has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The following table summarizes the Bank’s loan portfolio by type of loan as of December 31, 2002 and 2001:

	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$123,699	42.1%	$113,991	44.1%
Real estate:
Commercial owner occupied and multi-family	90,268	30.8%	79,516	30.8%
Construction, land development and other land loans	29,308	10.0%	19,586	7.6%
Residential 1-4 family	21,740	7.4%	20,916	8.0%
Consumer and other	28,540	9.7%	24,478	9.5%

Total loans	$293,555	100.0%	$258,487	100.0%

The increase in total loans from $258.5 million at December 31, 2001 to $293.6 million at December 31, 2002 was primarily due to the addition of the Northwest Freeway office in September 2001, and growth in each of the other offices.

The contractual maturity ranges of the commercial business and construction loan portfolios and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2002 are summarized in the following table:

	December 31, 2002
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$99,980	$25,003	$269	$125,252
Real estate—construction	13,804	9,318	870	23,992

Total	$113,784	$34,321	$1,139	$149,244

Loans with a predetermined interest rate	$25,888	$34,321	$1,139	$61,348
Loans with a floating interest rate	87,896	—	—	87,896

Total	$113,784	$34,321	$1,139	$149,244

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At December 31, 2002, the Bank had five nonaccrual loans totaling $772,200 and at December 31, 2001, the Bank had one nonaccrual loan with a balance of $185,000.

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

Management has established a provision for loan losses which it believes is adequate for estimated losses in the Bank’s loan portfolio. The Bank follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Bank maintains an internally classified loan watch list which, along with a delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the reserve for loan losses. In making its evaluation, management considers factors such as growth in the loan portfolio, the diversification by industry of the Bank’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when a loan is deemed to be uncollectible. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt.

The following table presents an analysis of the allowance for loan losses and other data for the years ended December 31, 2002 and 2001:

	Years ended December 31,
	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$2,885	$1,836
Provision for loan losses	2,095	1,076
Loans charged off:
Commercial loans	(1,732)	(13)
Consumer loans	(56)	(42)
Recoveries:
Commercial loans	26	27
Consumer loans	18	1

Net charge offs	(1,744)	(27)

Balance, end of year	$3,236	$2,885

Ratios:
Allowance to end of period loans	1.10%	1.12%
Net charge-offs to average loans outstanding during the period	0.63%	0.01%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at December 31, 2002 and 2001 is as follows:

	December 31,
	2002		2001
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(Dollars in thousands)
Commercial and industrial	$1,566	42.1%	$1,211	44.1%
Real estate	1,396	48.2	1,242	46.4
Consumer and other	274	9.7	432	9.5

Total	$3,236	100.0%	$2,885	100.0%

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

Investment securities

During the last half of 2002, the Bank purchased investment securities aggregating $41.5 million. Because of the flatness of the interest rate yield curve throughout 2001 and the perceived need to maintain ready funds to meet its strong loan demand, management made no investment security purchases during 2001. A portion of the Bank’s investment securities were called in for redemption due to the downward movement in interest rates in 2001. At December 31, 2002 and 2001, the Bank had total investment securities of $41.7 million and $1.1 million respectively.

The amortized cost and fair value of investment securities classified as available for sale held at December 31, 2002 and 2001 is as follows:

	2002		2001
	Amortized cost	Gross market value	Amortized cost	Gross market value
	(In thousands)
Agency securities due after one year through five years	$2,054	$2,054	$—	$—
Mortgage-backed securities	6,120	6,120	—	—
Federal Reserve Bank stock	631	631	631	631
Federal Home Loan Bank stock	244	244	—	—

	$9,049	$9,049	$631	$631

The amortized cost and fair value of investment securities classified as held to maturity at December 31, 2002 and 2001 is as follows:

	2002		2001
	Amortized cost	Gross market value	Amortized cost	Gross market value
	(In thousands)
Agency securities due in one year or less	$498	$516	$—	$—
U.S. Government and agency securities due after one year through five years	10,472	10,495	494	516
Mortgage-backed securities	21,685	21,866	—	—

	$32,655	$32,877	$494	$516

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2002. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2002
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government securities	$—	—%	$1,020	2.93%	$—	—%	$—	—%	$1,020	2.93%
Obligations of U.S. Government Agencies	498	6.10	11,506	2.77	—	—	—	—	12,004	2.91
Mortgage-backed securities	—	—	3,115	4.11	—	—	24,690	4.17	27,805	4.16
Other (1)	—	—	—	—	—	—	875	3.50	875	3.50

	$498	6.10%	$15,641	2.20%	$—	—%	$25,565	4.15%	$41,704	3.76%

(1)	Consists of the Bank’s investments in Federal Reserve Bank stock and in Federal Home Loan Bank stock.

Deposits

The Bank’s deposits increased to $349.1 million at December 31, 2002, up from $288.1 million at December 31, 2001, an increase of $60.9 million or 21.2%. The increase was primarily due to the addition of the Northwest Freeway banking office in September 2001. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $106.0 million at December 31, 2002, up from $75.4 million at December 31, 2001. For the year ended December 31, 2002, interest-bearing deposits increased 14.3% from $212.3 million at December 31, 2001 to $243.1 million at December 31, 2002.

The daily average balances and weighted average rates paid on deposits for the years ended December 31, 2002 and 2001 are presented below:

	Years ended December 31,
	2002		2001
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$128,205	1.31%	$88,587	3.05%
Savings	2,065	0.74	1,287	1.55
Time	103,986	3.13	89,931	5.40

Total interest-bearing deposits	234,256	2.24	179,805	4.22
Noninterest-bearing deposits	88,121	—	61,379	—

Total deposits	$322,377	1.63%	$241,184	3.15%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of December 31, 2002:

(In thousands)
Maturities of time deposits
Three months or less	$41,376
Over 3 through 6 months	21,232
Over 6 through 12 months	17,359
Over 12 months	28,056

Total	$108,024

Weighted average rate on time deposits	3.12%

Trust preferred securities

On December 19, 2002, the Company completed the private placement of 8,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $8,000,000 through its newly formed Delaware statutory business trust, Republic Bancshares Capital Trust I (the “Trust”). The Trust invested the proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its common securities to the Company, in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 (the “Debentures”). The Debentures will mature on January 7, 2033, which date may be shortened to a date not earlier than January 7, 2008 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 19, 2002) of the Company. The Debentures accrue interest at a floating rate equal to the three-month LIBOR plus 3.35%, payable quarterly on January 7, April 7, July 7 and October 7 of each year; provided that the rate may not exceed 12.5% through January 7, 2008. The quarterly distributions on the Capital Securities are paid at the same rate that interest is paid on the Debentures.

The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts under the Capital Securities to the extent that the Trust has funds available for such payments. The Trust must redeem the Capital Securities when the Debentures are paid at maturity or upon any earlier prepayment of the Debentures. The Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires the Trust to register as an investment company. Under the provisions of the Debentures, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the Debentures are deferred, the distributions on the Capital Securities will also be deferred.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements.

Liquidity

Liquidity involves the Bank’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. The Bank’s liquidity needs are primarily met by growth in core deposits. The Bank has arranged access to purchase funds from correspondent banks in the event of need and the Bank has used these resources during 2002 but does not intend to rely on such sources for an extended period. The cash and federal funds sold positions have been maintained at high levels to create adequate liquidity during the initial operating period of the Bank, especially in view of the high loan demand experienced to date. Management will, on occasion, take advantage of investment opportunities, and has begun to purchase investment securities as interest rate risk, other debt and interest market factors, and as Bank liquidity needs warrant. To date, all funds have been invested in U.S. government agency securities. The Bank’s cash and federal funds sold position, supplemented by receipts of interest income and principal repayments from such investments along with payments and maturities within the loan portfolio, will remain the primary sources that Bank management will rely on to maintain an adequate liquidity position.

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

The following table summarizes the simulated change in net interest income for parallel shifts of 100 basis points in market interest rates based on the Bank’s interest-earning asset portfolio at December 31, 2002:

	Increase (decrease) in net interest income
Changes in interest rates (basis points)	Estimated net interest income	Amount	Percent
	(Dollars in thousands)
+100	$19,347	$785	4.2%
—	18,562	—	—
-100	17,753	(809)	(4.4%)

The measurements of risk described above are based upon the industry diversification of the Bank’s loan portfolio and interest rate exposures at the particular point in time. An instantaneous and sustained 100 basis point change in interest rates is a hypothetical rate scenario, used to calibrate risk, based on a twelve month horizon.

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

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2002:

Interest rate sensitivity analysis	1-6 Months	6-12 Months	1-3 Years	3-5 Years	Over 5 years	Total
	(Dollars in thousands)
Loans (1)	$150,029	$19,970	$71,469	$47,296	$4,791	$293,555
Securities	2,528	8,643	16,616	13,917	—	41,704
Federal funds sold and Time deposits	19,684	—	—	—	—	19,684

Total interest bearing assets	172,241	28,613	88,085	61,213	4,791	354,943

Savings	2,302	—	—	—	—	2,302
Money Market checking and savings	132,724	—	—	—	—	132,724
Time deposits and federal funds purchased	62,538	17,430	9,344	18,714	—	108,026

Total interest-bearing liabilities	197,564	17,430	9,344	18,714	—	243,052
Rate sensitivity GAP (2)	$(25,323)	$11,183	$78,741	$42,499	$4,791	$111,891

Cumulative rate sensitivity GAP	$(25,323)	$(14,140)	$64,601	$107,100	$111,891
Period GAP to total assets	(6.59)%	2.91%	20.50%	4.87%
Cumulative GAP to total assets	(6.59)%	(3.68)%	16.81%	27.88%

(1)	All floating rate loans tied to some form of prime interest rate are classified as 1-6 months.
(2)	Calculated by subtracting rate sensitive interest-bearing liabilities from rate sensitive interest-earning assets.

Capital resources

Shareholders’ equity increased during 2002 and 2001 due primarily to the net income. Shareholders’ equity stood at $26.0 million at December 31, 2002, up $3.1 million or 13.8% from $22.9 million at December 31, 2000. The ratio of shareholders’ equity to total assets was 6.8% at December 31, 2002, compared with 7.3% at December 31, 2001.

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

	As of December 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$37,241	12.5%	$23,878	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	34,005	11.4	11,939	4.0	N/A	N/A
Tier 1 capital (to average assets)	34,005	9.0	15,059	4.0	N/A	N/A
Bank
Total capital (to risk-weighted assets)	$36,137	12.1%	$23,877	8.0%	$29,847	10.0%
Tier 1 capital (to risk-weighted assets)	32,901	11.0	11,939	4.0	17,908	6.0
Tier 1 capital (to average assets)	32,901	8.8	15,058	4.0	18,823	5.0

	As of December 31, 2001
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A
Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

ITEM 7.    FINANCIAL STATEMENTS

Reference is made to the financial statements, the report thereon, the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two-year period ended December 31, 2002.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) to be filed with the Commission within 120 days after December 31, 2002, is incorporated herein by reference in response to this item.

ITEM 10.    EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(A) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2002.

(B) EXHIBITS:

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Reorganization by and among Republic Bancshares of Texas, Inc., Republic National Bank and RBT Holdings, Inc. dated as of May 30, 2001 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2001 (the “Form 8-K”)).

3.1	Articles of Incorporation of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K).

3.2	Bylaws of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K).

4.1	Specimen certificate for shares of Common Stock of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K).

10.1	+	Republic Bancshares of Texas, Inc. 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70458).

10.2		Republic Bancshares of Texas, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70456).

21.1		Subsidiaries of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 8-K).

23.1	*	Consent of KPMG LLP.

99.1	*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Represents Management contract or compensatory plan or arrangement.

ITEM 14. Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Republic Bancshares of Texas, Inc. (Registrant)

By:	/s/ Stanley H. Florance
Stanley H. Florance Secretary, Treasurer and Chief Financial Officer

Dated: March 21, 2003

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. This report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.P. Bryan C. P. Bryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ Stanley H. Florance Stanley H. Florance	Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 21, 2003

/s/ Gerald W. Bodzy Gerald W. Bodzy	Director	March 21, 2003

/s/ Donn C. Fullenweider Donn C. Fullenweider	Director	March 21, 2003

/s/ James C. Hassell James C. Hassell	Director	March 21, 2003

/s/ Wayne C. Owen Wayne C. Owen	Director	March 21, 2003

Certifications

I, C. P. Bryan, President and Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Republic Bancshares of Texas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ C. P. Bryan

C. P. Bryan

President and Chief Executive Officer

I, Stanley H. Florance, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Republic Bancshares of Texas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Stanley H. Florance

Stanley H. Florance

Chief Financial Officer

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2002 and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Shareholders

Republic Bancshares of Texas, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares of Texas, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares of Texas, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas

February 21, 2003

Consolidated Financial Statements

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share data)	2002	2001
Assets
Cash and due from banks	$22,707	$15,792
Federal funds sold	19,684	30,236

Total cash and cash equivalents	42,391	46,028
Investment securities available for sale (note 2)	9,049	631
Investment securities held to maturity (note 2)	32,655	494
Loans (note 3)	293,555	258,487
Less: Allowance for loan losses (note 3)	(3,236)	(2,885)

Loans, net	290,319	255,602
Premises and equipment, net (note 4)	6,987	7,544
Accrued interest receivable	1,434	1,108
Other assets (notes 6 and 7)	1,336	790
Total assets	$384,171	$312,197

Liabilities and shareholders’ equity
Liabilities:
Deposits: (note 5)
Noninterest-bearing	$106,031	$75,448
Interest-bearing	243,052	212,693

Total deposits	349,083	288,141
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust (note 6)	8,000	—
Accrued interest payable	425	547
Other liabilities	658	654

Total liabilities	358,166	289,342

Commitments and contingencies (notes 8 and 9)
Shareholders’ equity (notes 8 and 10)
Common stock, $1 par value; 5,000,000 shares authorized, 1,934,311 issued and outstanding as of December 31, 2002 and 1,923,421 issued and outstanding as of December 31, 2001	1,934	1,923
Additional paid-in capital	19,253	19,115
Retained earnings	4,818	1,817

Total shareholders’ equity	26,005	22,855

Total liabilities and shareholders’ equity	$384,171	$312,197

See accompanying notes to consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
(Dollars in thousands, except share and per share data)	2002	2001
Interest income:
Loans, including fees	$20,301	$19,109
Federal Reserve stock	39	37
Investment securities held to maturity	386	70
Interest on federal funds sold and interest-bearing deposits in financial institutions	532	616

Total interest income	21,258	19,832

Interest expense:
Interest on interest-bearing deposits	5,258	7,586
Other borrowings	—	3
Trust preferred securities	14	—

Total interest expense	5,272	7,589

Net interest income before provision for loan losses	15,986	12,243
Provision for loan losses	2,095	1,076

Net interest income after provision for loan losses	13,891	11,167

Noninterest income:
Service charges on deposits	1,181	777
Other noninterest income	524	462

Total noninterest income	1,705	1,239

Noninterest expense:
Salaries and benefits	6,237	5,205
Occupancy, net	1,242	1,128
Premises and equipment expense	473	337
Service bureau fees	541	427
Data processing fees	281	209
Other	2,240	1,680

Total noninterest expense	11,014	8,986

Income before federal income tax provision	4,582	3,420
Federal income tax provision (benefit) (note 7)
Current	1,595	1,382
Deferred	(14)	(207)

Total federal income tax provision	1,581	1,175

Net income	$3,001	$2,245

Earnings per common share:
Basic	$1.56	$1.17
Diluted	$1.49	$1.15
Shares used in computing per share data:
Basic	1,927,619	1,922,258
Diluted	2,007,585	1,955,836

See accompanying notes to consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)	Common stock	Additional Paid-in capital	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance at December 31, 2000	$1,922	$19,098	$(428)	$20,592
Issuance of common stock	1	17	—	18
Net income	—	—	2,245	2,245

Balance at December 31, 2001	1,923	19,115	1,817	22,855

Issuance of common stock	7	92	—	99
Exercise of stock options	4	46	—	50
Net income	—	—	3,001	3,001

Balance at December 31, 2002	$1,934	$19,253	$4,818	$26,005

See accompanying notes to consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2002	2001
Cash flows from operating activities:
Net income	$3,001	$2,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	636	461
Accretion of discount on investment securities	(3)	(4)
Amortization of premium on investment securities	47	—
Amortization of trust preferred issuance cost	1	—
Provision for loan losses	2,095	1,076
Gain on call of investment securities held to maturity	—	(13)
Loss on sale of equipment	—	2
Deferred income tax benefit	(14)	(207)
Decrease (increase) in accrued interest receivable	(326)	45
Decrease (increase) in other assets	(293)	167
Increase (decrease) in accrued interest payable	(122)	88
Increase in other liabilities	4	476

Net cash provided by operating activities	5,026	4,336

Cash flows from investing activities:
Net increase in loans	(36,812)	(74,955)
Proceeds from call of investment securities held to maturity	913	3,000
Purchases of bank premises and equipment	(79)	(2,491)
Purchase of investment securities available for sale	(8,176)	—
Purchase of investment securities held to maturity	(33,116)	—
Purchase of Federal Home Loan Bank stock	(244)	—
Net purchase of Federal Reserve stock	—	(38)

Net cash used in investing activities	(77,514)	(74,484)

Cash flows from financing activities
Net increase in deposit accounts	60,942	98,044
Net proceeds from issuance of trust preferred securities	7,760	—
Proceeds from the sale of common stock	99	18
Proceeds from the exercise of stock options	50	—

Net cash provided by financing activities	68,851	98,062

Net (decrease) increase in cash and cash equivalents	(3,637)	27,914
Cash and cash equivalents at beginning of year	46,028	18,114

Cash and cash equivalents at end of year	$42,391	$46,028

Supplemental disclosure of cash flow information:
Interest paid	$5,394	$7,501
Taxes paid	1,581	1,436

See accompanying notes to consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)	Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001, RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware in accordance with the terms of an agreement and plan of reorganization dated May 30, 2001. Pursuant to the terms of the agreement, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998.

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

Cash and interest-bearing demand deposits of approximately $6.6 million and $4.0 million at December 31, 2002 and 2001, respectively, are maintained to satisfy the Federal Reserve requirement.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Investment securities

The Company uses the amortized cost method for investments in debt securities when management has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not expected to be held to maturity and equity securities that have readily determinable fair values are to be classified as trading or available for sale and measured at fair value in the consolidated balance sheets. Unrealized gains and losses on securities classified as trading securities are to be included in the consolidated statements of income. Unrealized gains and losses on securities classified as available for sale are to be reported as a separate component of shareholders’ equity, net of the applicable tax effect. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. For classification purposes, the Bank’s investment in the Federal Reserve Bank and the Federal Home Loan Bank are classified and available for sale.

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

Nonrefundable fees (including commitment fees) are recognized into income as the fees occur. The difference in recognizing fees in this manner and in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which generally requires the deferral of net direct origination fees and costs and subsequent amortization thereof by the interest method, is not material.

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued using (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan, whichever is more readily available.

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

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Management believes that the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

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

Deferred issuance costs

The Company capitalizes all costs related to the issuance of trust preferred securities. The unamortized issuance costs at December 31, 2002 of approximately $245,000 are included in other assets in the consolidated balance sheet. Deferred issuance costs are amortized over ten years and included as interest expense on trust preferred securities in the consolidated statements of income.

Earnings per share

Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding. The weighted average number of shares of common stock outstanding were 1,927,619 and 1,922,258 and the weighted average diluted shares outstanding were 2,007,585 and 1,955,836 for the years ended December 31, 2002 and 2001, respectively.

Stock-based compensation

FASB statement No. 123 (Statement 123), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2002 and 2001.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (see recent accounting pronouncements), the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2002	2001
	(In thousands, except per share amounts)
Net income as reported	$3,001	$2,245
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(80)	(72)

Pro forma net income	$2,921	$2,173

Earnings per share:
Basic—as reported	$1.56	$1.17

Basic— pro forma	$1.52	$1.13

Diluted—as reported	$1.49	$1.15

Diluted—pro forma	$1.45	$1.11

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

Impaired loans

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, (Statement 114) as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

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

December 31, 2002 and 2001

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying value less cost to sell. The Company adopted Statement 144 on January 1, 2002 and it did not have any impact on the Company’s consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure. This statement amends Statement Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of Statement 148 as of December 31, 2002 had no effect on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to 2002 presentation with no effect on net income or shareholders’ equity as previously reported.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(2) Investment securities available for sale

The amortized cost and fair value of securities available for sale is as follows:

	December 31, 2002
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(In thousands)
Agency securities	$2,054	$—	$—	$2,054
Mortgage-backed securities	6,120	—	—	6,120
Federal Reserve Bank stock	631	—	—	631
Federal Home Loan Bank stock	244	—	—	244

	$9,049	$—	$—	$9,049

	December 31, 2001
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(In thousands)
Federal Reserve Bank stock	$631	$—	$—	$631

Investment securities held to maturity

The amortized cost and fair value of securities held to maturity is as follows:

	December 31, 2002
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(In thousands)
U.S. Treasury and agency securities	$10,970	$85	$—	$11,011
Mortgage-backed securities	21,685	181	—	21,866

	$32,655	$266	$—	$32,877

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

	December 31, 2001
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(In thousands)
Agency securities	$494	$—	$—	$516

There were $1.5 million and $494,000 at December 31, 2002 and 2001 respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2002. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2002
	Within One Year		After One Year but Within five years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government securities	$—	—%	$1,020	2.93%	$—	—%	$—	—%	$1,020	2.93%
Obligations of U.S. Government Agencies	498	6.10	11,506	2.77	—	—	—	—	12,004	2.91
Mortgage-backed securities	—	—	3,115	4.11	—	—	24,690	4.17	27,805	4.16
Other (1)	—	—	—	—	—	—	875	3.50	875	3.50

	$498	6.10%	$15,641	2.20%	$—	—%	$25,565	4.15%	$41,704	3.76%

(1)	Consists of the Bank’s investments in Federal Reserve Bank stock and in Federal Home Loan Bank stock.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(3) Loans

A summary of loans at December 31, 2002 and 2001 follows:

	2002	2001
	(In thousands)
Commercial	$123,699	$113,991
Real estate:
Construction, land development and other land loans	29,308	19,586
Commercial owner occupied and multi family	90,268	79,516
1-4 family residential	21,740	20,916
Consumer and other	28,540	24,478

	$293,555	$258,487

All loans to directors and officers of the Company and the Bank and principal shareholders of the Company and associates of such persons are, in the opinion of management, made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of like quality and risk of collectibility. The outstanding balance of such loans as of December 31, 2002 and 2001 was approximately $4.9 million and $5.2 million, respectively.

At December 31, 2002 and 2001, the Company had no recorded investment in impaired loans. At December 31, 2002 and 2001, the Company had an allowance for loan losses of $3.2 million and $2.9 million respectively. Management believes the allowance is adequate to cover probable losses inherent in the loan portfolio. Five nonaccrual loans totaling $772,200 existed at December 31, 2002 and one nonaccrual loan with a balance of $185,000 existed at December 31, 2001.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Balance, beginning of year	$2,885	$1,836
Provision for loan losses	2,095	1,076
Loans charged off, net of recoveries	(1,744)	(27)

Balance, end of year	$3,236	$2,885

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(4) Premises and equipment

A summary of premises and equipment, at cost, and accumulated depreciation follows:

	Estimated useful lives	As of December 31,
		2002	2001
		(In thousands)
Land		$729	$729
Buildings and leasehold improvements	24 years	4,466	4,418
Furniture and equipment	2-10 years	3,359	3,328

Subtotal		8,554	8,475
Less: accumulated depreciation		(1,567)	(931)

Premises and equipment, net		$6,987	$7,544

Depreciation expense for the years ended December 31, 2002 and 2001 was approximately $636,000 and $461,000, respectively.

(5) Deposits

The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company relies on competitive pricing policies and customer service to attract and retain these deposits. At both December 31, 2002 and 2001 the Company had no brokered deposits and does not anticipate having any in the foreseeable future. Deposits provide the primary source of funding for the Company’s lending and investing activities, and the interest paid for deposits must be managed carefully to help maintain the Company’s interest margin.

The Company’s ratio of average non-interest bearing demand deposits to average total deposits for the years ended December 31, 2002 and 2001 was 26.5% and 24.5% respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Deposits, their stated rates and the related weighted average interest rates at December 31, 2002 and 2001 are summarized below (dollars in thousands):

	2002		2001
	Stated rate	Amount	Stated rate	Amount
Noninterest-bearing deposits	0.00%	$106,031	0.00%	$75,448

Interest-bearing deposits:
Interest-bearing checking	0.20-0.90	20,127	0.50-1.55	19,522
Savings deposits	0.40-0.65	2,302	0.50-1.65	1,492
Money market demand deposits	0.40-0.95	112,597	0.90-1.60	96,576
Certificate accounts	Less than 2.00	27,489	Less than 2.00	11,179
	2.00-2.99	24,742	2.00-2.99	9,807
	3.00-3.99	18,543	3.00-3.99	20,005
	4.00-4.99	16,392	4.00-4.99	23,817
	5.00-5.99	15,926	5.00-5.99	16,979
	6.00-6.99	3,776	6.00-6.99	11,755
	7.00-7.99	1,158	7.00-7.99	1,561

Total interest-bearing deposits		243,052		212,693

Total deposits		$349,083		$288,141

Weighted average rate		3.12%		4.13%

Interest expense on time deposits in denominations of $100,000 or more was approximately $2,642,000 and $3,385,000 during the years ended December 31, 2002 and 2001, respectively.

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of funds. The following table presents the maturities of time deposits as of December 31, 2002:

(In thousands)
Maturities of time deposits
Three months or less	$41,376
Over 3 through 6 months	21,232
Over 6 through 12 months	17,359
Over 12 months	28,056

Total	$108,024

Weighted average rate on time deposits	3.12%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(6) Trust preferred securities

On December 19, 2002, the Company completed the private placement of 8,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $8,000,000 through its newly formed Delaware statutory business trust, Republic Bancshares Capital Trust I (the “Trust”). The Trust invested the proceeds from the sale of the Capital Securities, together with the proceeds from the sale by the Trust of its common securities to the Company, in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 (the “Debentures”). The Debentures will mature on January 7, 2033, which date may be shortened to a date not earlier than January 7, 2008 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 19, 2002) of the Company. The Debentures accrue interest at a floating rate equal to the three-month LIBOR plus 3.35%, payable quarterly on January 7, April 7, July 7 and October 7 of each year; provided that the rate may not exceed 12.5% through January 7, 2008. The quarterly distributions on the Capital Securities are paid at the same rate that interest is paid on the Debentures.

The Company has fully and unconditionally guaranteed the payment by the Trust of distributions and other amounts under the Capital Securities to the extent that the Trust has funds available for such payments. The Trust must redeem the Capital Securities when the Debentures are paid at maturity or upon any earlier prepayment of the Debentures. The Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires the Trust to register as an investment company. Under the provisions of the Debentures, the Company has the right to defer payment of interest on the Debentures at any time, or from time to time, for up to twenty consecutive quarterly periods. If interest payments on the Debentures are deferred, the distributions on the Capital Securities will also be deferred.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The Company received net proceeds of $7.76 million. The Company invested $7.0 million of the proceeds into the Bank. The remaining funds will be used for the general corporate purposes. The issuance cost of the trust preferred securities was $245,000 and is carried in other assets on the consolidated balance sheet. At December 31, 2002, the unamortized cost was $244,000. This cost is being amortized over ten years as interest expense on trust preferred securities in the consolidated statements of income.

(7) Federal income taxes

A net deferred tax asset of approximately $546,000 and $532,000 is included in other assets at December 31, 2002 and 2001, respectively. The deferred tax assets relate primarily to the allowance for loan losses at December 31, 2002 and 2001.

A valuation allowance for the deferred tax assets has not been recorded as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The income tax expense for the years ended December 31, 2002 and 2001 differs from the amount computed applying the federal income tax rate of 34% to income before federal income tax provision due to expenses that are nondeductible for tax purposes.

(8) Compensation plans

Employee stock purchase plan

The Purchase Plan authorizes the offer and sale of up to 300,000 shares of Common Stock to employees of the Company and its subsidiaries, including the Bank. The Purchase Plan is implemented through three-month purchase periods beginning every January 1, April 1, July 1 and October 1. The offering price per share is an amount equal to 85% of the fair market value of the Common Stock on the last day of the applicable purchase period. The Purchase Plan was implemented in August 2001, and for the years ended December 31, 2002 and 2001, a total of 6,890 shares and 1,421 shares respectively, were sold.

401(k) plan

The Board of Directors has approved a 401(k) plan for employees of the Bank. As of December 31, 2002, the Bank matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s annual compensation. For the years ended December 31, 2002 and 2001 the Bank contributed approximately $112,000 and $89,000 respectively, to the plan.

Stock-based compensation

In 1998, the Company adopted an incentive stock option plan under which options to purchase shares of the Company’s common stock may be granted to key employees at a price not less than the par value of the Company’s common stock. All options that have been granted have been at fair market value on the date of grant. The options must be exercised within ten years from the date granted and vest ratably over a period of five years

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

A summary of the stock option activity for the years ended December 31, 2002 and 2001 is as follows:

	2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	228,500	$11.01	215,500	$10.78
Granted	7,000	17.00	13,000	14.77
Exercised	(4,000)	12.50	—	—
Forfeited	(1,300)	10.96	—	—

Outstanding at end of year	230,200	$11.17	228,500	$11.01

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2002 and 2001:

		Options outstanding		Options exercisable
December 31,	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
2002	230,200	6.79 years	$11.17	136,000	$10.51
2001	228,500	8.09 years	$11.01	94,900	$10.36

The fair value of each option grant is estimated on the date of grant using the minimum value method (excluding a volatility assumption) with the following weighted average assumptions as of December 31, 2002 and 2001:

	2002	2001
Assumptions:
Risk-free interest rate	3.2%	4.3%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years

(9) Commitments and contingencies

Commitments to extend credit

In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at December 31, 2002 and 2001 are $50,520,000 and $43,092,000, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Lease commitments

The Company is lessee under operating leases for real estate used for various banking offices. The approximate minimum lease payments under these leases, at December 31, 2002, for the periods shown are:

Year ending December 31,	Amount
(In thousands)
2003	$ 746
2004	780
2005	637
2006	623
2007	625
Thereafter	1,007

$4,418

It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

Rent expense under the noncancelable operating leases aggregated approximately $754,000 and $744,000 for the years ended December 31, 2002 and 2001, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(10) Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based ratio of 8.0%, Tier 1 risk-based ratio of 4.0% and Tier 1 leverage ratio of 4.0% as set forth in the following table. The Company and the Bank both maintained ratios in excess of these requirements. There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The Company’s and Bank’s regulatory capital amounts and ratios in relation to their current existing regulatory capital requirements for capital adequacy purposes are as follows:

	As of December 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$37,241	12.5%	$23,878	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	34,005	11.4	11,939	4.0	N/A	N/A
Tier 1 capital (to average assets)	34,005	9.0	15,059	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$36,137	12.1%	$23,877	8.0%	$29,847	10.0%
Tier 1 capital (to risk-weighted assets)	32,901	11.0	11,939	4.0	17,908	6.0
Tier 1 capital (to average assets)	32,901	8.7	15,058	4.0	18,823	5.0

	As of December 31, 2001
Company
Total capital (to risk-weighted assets)	$25,740	9.7%	$21,293	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,855	8.6	10,647	4.0	N/A	N/A
Tier 1 capital (to average assets)	22,855	8.6	10,575	4.0	N/A	N/A

Bank
Total capital (to risk-weighted assets)	$25,724	9.7%	$21,293	8.0%	$26,616	10.0%
Tier 1 capital (to risk-weighted assets)	22,839	8.6	10,647	4.0	15,970	6.0
Tier 1 capital (to average assets)	22,839	8.6	10,575	4.0	13,308	5.0

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

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

Investment securities available for sale

Fair values of investment securities available for sale are estimated based on quoted market prices. For Federal Reserve Bank and Federal Home Loan Bank stock held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities held to maturity

Fair values of investment securities held to maturity are estimated based on quoted market prices.

Loans

The fair value of loans was estimated based on the current market interest rates for similar loans, the remaining maturity, and credit risk. At December 31, 2002 and 2001, approximately 41.3% and 42.3%, respectively, of the Bank’s loans have variable rates that generally change with market rates. Consequently, the estimated fair value of these variable rate loans approximates the carrying amount adjusted for anticipated losses as reflected by the allowance for credit losses. The fair value of fixed rate loans has been estimated by discounting estimated cash flows using current rates at which similar loans would be made.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued interest receivable and payable

The carrying amounts of accrued interest approximate their fair values.

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$42,391	$42,391	$46,028	$46,028
Investment securities available for sale	9,049	9,049	631	631
Investment securities held to maturity	32,655	32,877	494	516
Loans, net	290,319	294,902	255,602	264,753
Accrued interest receivable	1,434	1,434	1,108	1,108
Financial liabilities:
Deposits	$349,083	$353,153	$288,141	$284,086
Accrued interest payable	425	425	547	547
Trust preferred securities	8,000	8,000	—	—

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since these dates and, therefore, current estimates of fair value may differ from the amounts presented herein.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

(11) Parent company financial information

Condensed financial information for Republic Bancshares of Texas, Inc. is as follows:

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands)
Assets:
Cash and cash equivalents	$839	$6
Other assets	24	—
Investment in Republic Bancshares Capital Trust I	244	—
Investment in RBT Holdings, Inc.	32,912	22,849

Total assets	$34,019	$22,855

Liabilities and shareholders’ equity
Liabilities:
Junior subordinated debentures	8,000	—
Accrued interest payable	14	—

Total liabilities	8,014	—

Shareholders’ equity	$26,005	$22,855

Total liabilities and shareholders’ equity	$34,019	$22,855

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001
	(In thousands)
Income:
Equity in undistributed earnings of subsidiaries	$3,057	$2,245

Expense:
Interest expense on junior subordinated debentures	14	—

Net interest expense	(14)	—

Other expense	72	—

Income before income tax benefit	2,971	2,245
Income tax benefit	(30)	—

Net Income	$3,001	$2,245

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001
	(In thousands)
Cash flows from operating activities
Net income	$3,001	$2,245
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(3,057)	(2,245)
Increase in other assets	(28)	—
Increase in accrued interest payable	14	—

Net cash used in operating activities	(70)	—

Cash flows from investing activities
Investment in RBT Holdings, Inc.	(7,006)	(12)
Net proceeds from issuance of trust preferred securities	7,760	—

Net cash provided by (used in) investing activities	754	(12)

Cash flows from financing activities
Proceeds from sale of common stock	99	18
Exercise of stock options	50	—

Net cash provided by financing activities	149	18

Net increase in cash and cash equivalents	833	6
Cash and cash equivalents at beginning of year	6	—

Cash and cash equivalents at end of year	$839	$6