Form 10QSB
period 2003-03-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2003-05-14
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

77069

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

As of May 13, 2003, there were 1,936,476 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Part I

ITEM 1.

Consolidated Financial Statements

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$27,431	$22,707
Federal funds sold	22,750	19,684

Total cash and cash equivalents	50,181	42,391
Investment securities available for sale	45,295	9,049
Investment securities held to maturity	33,921	32,655
Loans (note 2)	293,945	293,555
Less: Allowance for loan losses (note 2)	(3,525)	(3,236)

Loans, net	290,420	290,319
Premises and equipment, net	6,836	6,987
Accrued interest receivable	1,541	1,434
Other assets	1,443	1,336

Total assets	$429,637	$384,171

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Noninterest-bearing	$110,728	$106,031
Interest-bearing	272,475	243,052

Total deposits	383,203	349,083
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	8,000	8,000
Accrued interest payable	506	425
Long-term debt (note 6)	10,000	—
Other liabilities	1,106	658

Total liabilities	402,815	358,166

Commitments and contingencies
Shareholders’ equity
Common stock, $1 par value; 5,000,000 shares authorized, 1,936,476 issued and outstanding as of March 31, 2003 and 1,934,311 issued and outstanding as of December 31, 2002	1,936	1,934
Additional paid-in capital	19,283	19,253
Net unrealized loss on available for sale securities, net of tax	(9)	—
Retained earnings	5,612	4,818

Total shareholders’ equity	26,822	26,005

Total liabilities and shareholders’ equity	$429,637	$384,171

See accompanying condensed notes to unaudited interim consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc.

Consolidated Statements of Income

	Three months ended March 31,

	2003	2002
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$5,030	$4,813
Federal Reserve Bank and Federal Home Loan Bank stock	11	9
Investment securities	387	12
Interest on federal funds sold and interest-bearing deposits in financial institutions	69	136

Total interest income	5,497	4,970

Interest expense:
Interest on interest-bearing deposits	1,098	1,308
Interest on long-term debt	4	—
Interest on trust preferred securities	105	—

Total interest expense	1,207	1,308

Net interest income before provision for loan losses	4,290	3,662
Provision for loan losses	420	263

Net interest income after provision for loan losses	3,870	3,399

Noninterest income:
Service charges on deposits	354	258
Other noninterest income	122	121

Total noninterest income	476	379

Noninterest expense:
Salaries and benefits	1,791	1,591
Occupancy, net	323	334
Premises and equipment expense	125	124
Service bureau fees	149	122
Data processing fees	64	71
Other	683	472

Total noninterest expense	3,135	2,714

Income before income tax provision (benefit)	1,211	1,064
Federal income tax provision (benefit)
Current	492	409
Deferred	(75)	(43)

Total federal income tax provision	417	366

Net income	$794	$698

Earnings per common share:
Basic	$0.41	$0.36
Diluted	$0.39	$0.36
Shares used in computing per share data:
Basic	1,935,000	1,924,000
Diluted	2,017,000	1,958,000

See accompanying condensed notes to unaudited interim consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock	Additional Paid-in capital	Net unrealized loss on available for sale securities	Retained earnings	Total shareholders’ equity
	(Unaudited) (Dollars in thousands)
Balance at December 31, 2002	$1,934	$19,253	$—	$4,818	$26,005
Issuance of common stock	1	22	—	—	23
Exercise of stock options	1	8	—	—	9
Net change in unrealized loss in available for sale securities, net of tax	—	—	(9)	—	(9)
Net income	—	—	—	794	794

Balance at March 31, 2003	$1,936	$19,283	$(9)	$5,612	$26,822

See accompanying condensed notes to unaudited interim consolidated financial statements.

Consolidated Financial Statements (Continued)

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2003	2002
	(Unaudited) (Dollars in thousands)
Cash flows from operating activities:
Net income	$794	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	161	158
Net amortization of premium on investment securities	90	1
Amortization of issuance costs on trust preferred securities	6	—
Provision for loan losses	420	263
Deferred income tax benefit	(75)	(43)
Increase in accrued interest receivable	(107)	(6)
Increase in other assets	(33)	(33)
Increase (decrease) in accrued interest payable	81	(181)
Increase in other liabilities	448	224

Net cash provided by operating activities	1,785	1,081

Cash flows from investing activities:
Net increase in loans	(521)	(10,763)
Proceeds from call of investment securities available for sale	85	—
Proceeds from call of investment securities held to maturity	1,656	—
Purchase of investment securities available for sale	(36,357)	—
Purchase of investment securities held to maturity	(3,000)	(1,035)
Purchases of bank premises and equipment	(10)	(34)

Net cash used in investing activities	(38,147)	(11,832)

Cash flows from financing activities
Net increase in deposits	34,120	14,465
Proceeds from issuance of long-term debt	10,000	—
Proceeds from the sale of common stock	23	28
Proceeds from exercise of stock options	9	—

Net cash provided by financing activities	44,152	14,493

Net increase in cash and cash equivalents	7,790	3,742
Cash and cash equivalents at beginning of period	42,391	46,028

Cash and cash equivalents at end of period	$50,181	$49,770

Supplemental disclosure of cash flow information:
Interest paid	$1,126	$1,489
Taxes paid	155	25

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2003, consolidated results of operations for the three months ended March 31, 2003 and 2002, cash flows for the three months ended March 31, 2003 and 2002, and the changes in shareholders’ equity for the three months ended March 31, 2003. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first three months of 2003 are not necessarily indicative of the results of operations for a full-year period.

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

(2) Provision and allowance for loan losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors as, in management’s best judgment, deserve recognition in determining the allowance and resultant provision for losses (see note 5).

The real estate properties securing a portion of the Bank’s loans are primarily located in the Houston, Texas area. Accordingly, the ultimate collectability of a portion of the Bank’s loan portfolio is susceptible to changes in market conditions in the area.

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of March 31, 2003. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per share (EPS) computations are as follows:

	Three months ended March 31, 2003		Three months ended March 31, 2002
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
	(Unaudited) (Dollars in thousands, except share data)
Net income	$794	$794	$698	$698
Weighted-average shares outstanding	1,935,000	1,935,000	1,924,000	1,924,000
Weighted-average dilutive effect of stock option plans	N/A	82,000	N/A	34,000
Adjusted weighted-average shares outstanding	1,935,000	2,017,000	1,924,000	1,958,000
Earnings per share	$0.41	$0.39	$0.36	$0.36

(4) Stock-based compensation

FASB Statement No. 123 (Statement 123), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2003 and 2002.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transitionand Disclosure, an amendment of FASB Statement No. 123 (see recent accounting pronouncements), the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Net income as reported	$794	$698
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(18)	(20)

Pro forma net income	$776	$678

Earnings per share:
Basic—as reported	$0.41	$0.36

Basic—pro forma	$0.40	$0.35

Diluted—as reported	$0.39	$0.36

Diluted—pro forma	$0.38	$0.35

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

(5) Impaired loans

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

(6) Long-term debt

In March the Bank issued a two year $10 million unsecured note to the Federal Home Loan Bank at a rate of 1.99%, with interest payable monthly.

(7) Recent accounting pronouncements

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and interim periods beginning December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of the disclosure provision of Statement No. 148 as of December 31, 2002 had no effect on the Company’s consolidated financial position or results of operations.

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheets and consolidated statements of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first three months of 2003 are not necessarily indicative of the results of operations for a full-year period.

For The Three Months Ended March 31, 2003 and 2002

OVERVIEW

For the three months ended March 31, 2003, the Company had net income of $794,000, diluted earnings per share of $0.39 and a return on average equity of 12.2% compared with net income of $698,000, diluted earnings per share of $0.36 and a return on average equity of 12.1% for the three months ended March 31, 2002. Return on average assets for the three months ended March 31, 2003 and 2002 was 0.82% and 0.88%, respectively.

For the three months ended March 31, 2003, the net interest margin and the net interest rate spread were 4.77% and 4.27%, respectively, compared with 5.01% and 4.41%, respectively, at March 31, 2002.

At March 31, 2003, the Company had total assets of $429.6 million, total loans of $293.9 million, total deposits of $383.2 million and shareholders’ equity of $26.8 million. At December 31, 2002, the Company had total assets of $384.2 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million. The amounts at March 31, 2003 reflect an increase of $45.5 million or 11.8% in assets, $390,000 or 0.1% in loans, $34.1 million or 9.8% in deposits and $817,000 or 3.1% in shareholders’ equity compared with the amounts at December 31, 2002. In March 2003, the Bank issued a $10.0 million two year note at an interest rate of 1.99% with the Federal Home Loan Bank and purchased a similar amount of investment securities. Efforts of the Bank’s officers resulted in increased deposits. The economy and low general loan demand during the first quarter of 2003 accounted for the small growth in loans.

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

Net interest income before provision for loan losses was $4.3 million for the three months ended March 31, 2003 as compared to $3.7 million for the three months ended March 31, 2002. This represents an increase of $600,000 or 17.1%. This was the result of an increase in the average interest-earning asset base of $67.9 million which consisted of an increase of $44.4 million in investments, $31.0 million in loans which were partially offset by a decrease if $7.5 million in deposits with other financial institutions. The average interest-bearing liabilities grew 43.1 million, including the placement of $8.0 million in Trust Preferred securities in December 2002. Net interest margin declined 24 basis points during the year. Interest-earning assets contributed $500,000 of the growth in net interest income with the remaining $100,000 provided by a decline in cost of interest-bearing deposits and borrowings. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2002, but loan growth has slowed in the first quarter of 2003.

The Company’s deposits grew from $349.1 million at March 31, 2002 to $383.2 million at March 31, 2003, an increase of $34.1 million or 9.8%. Growth in noninterest-bearing deposits accounted for $4.7 million or 13.8% of the increase. For the three months ended March 31, 2003 and 2002, the Company posted a net interest margin of 4.77% and 5.01%, respectively.

The following table presents, for the three months ended March 31, 2003 and 2002, the total dollar amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At March 31, 2003 and 2002, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. The Bank had ten loans totaling $685,625 at March 31, 2003 and one loan in the amount of $179,953, at March 31, 2002, which were on a nonaccrual basis. Nonaccrual loans are included in the table but have no interest income reflected.

	Three months ended March 31,
	2003			2002
	Average outstanding balance	Interest income/expense	Average yield/ rate*	Average outstanding balance	Interest income/expense	Average yield/ rate*
	(Unaudited) (Dollars in thousands)
Assets:
Interest-earning assets
Loans	$294,578	$5,029	6.92%	$263,627	$4,813	7.40%
Investment securities	46,153	399	3.50	1,746	21	4.97
Time deposits	2,529	7	1.05	11,634	56	1.95
Federal funds sold	21,193	62	1.19	19,591	80	1.66

Total interest-earning assets	$364,453	$5,497	6.12%	$296,598	$4,970	6.80%

Cash and due from banks	23,257			20,278
Premises and equipment	6,934			7,494
Other assets	3,416			1,903
Allowance for loan losses	(3,332)			(2,979)

Total assets	$394,728			$323,294

Liabilities:
Interest-bearing liabilities
Savings	$2,465	$2	0.81%	$1,647	$3	0.74%
Money market checking and savings	143,164	267	0.76	126,343	429	1.38
Time deposits	110,376	829	3.50	93,762	876	3.79

Total savings and time deposits	$256,005	$1,098	1.74%	$221,750	$1,308	2.39%

Long-term debt	888	4	1.99%
Trust preferred securities	8,000	105	5.31	—	—	—

Total interest-bearing liabilities	$264,893	$1,207	1.85%	$221,750	$1,308	2.39%

Noninterest-bearing liabilities:
Demand deposits	102,198			77,076
Other liabilities	1,223			1,071

Total liabilities	103,421			299,897

Shareholders’ equity	26,414			23,396

Total liabilities and shareholders’ equity	$394,728			$323,294

Net interest income		$4,290			$3,662

Net interest margin			4.77%			5.01%

*	Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended March 31, 2003 compared with 2002
	Increase (decrease) due to change in
	Volume	Rate	Rate/Volume	Net Change
	(Unaudited)
	(In thousands)
Interest income
Loans	$565	$(349)	$—	$216
Investment securities	544	(167)	1	378
Time deposits	(44)	(6)	1	(49)
Federal funds sold	7	(25)	—	(18)

Change in interest-earning assets	1,072	(547)	2	527

Interest expense
Savings	1	(2)	—	(1)
Money market checking and savings	57	(219)	—	(162)
Time deposits	155	(201)	(1)	(47)

Total savings and time deposits	213	(422)	(1)	(210)

Long-term debt	4	—	—	4
Minority interest expense for Trust preferred securities	105	—	—	105

Change in interest-bearing liabilities	322	(422)	(1)	(101)

Change in net interest income	$750	$(125)	$3	$628

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses.” although no assurance can be given, believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at March 31, 2003. A provision of $420,000 and $263,000 was made for the three months ended March 31, 2003 and 2002, respectively, an increase of $157,000 or 59.7%. This increase is partially due to loan growth between March 31, 2002 and 2003 and the increased exposure due to the economy.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended March 31, 2003 and 2002 was $476,000 and $379,000, respectively, an increase of $97,000 or 25.6%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total interest income and noninterest income), was 8.0% and 7.1% for the three months ended March 31, 2003 and 2002, respectively.

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

The Company’s efficiency ratio was 65.8% for the three months ended March 31, 2003 as compared to 67.2% for the same period in 2002. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended March 31,
	2003	2002
	(Unaudited)
	(In thousands)
Salaries and benefits	$1,791	$1,591
Occupancy, net	323	334
Premises and equipment expense	125	124
Service bureau fees	149	122
Data processing fees	64	71
Other	683	472

Total noninterest expense	$3,135	$2,714

Salaries and benefits expense increased $200,000 or 12.6% during the first three months of 2003 compared to the same period in 2002 and reflects growth in the Bank’s management and staff from 91 full-time-equivalent employees as of March 31, 2002 to 97 full-time equivalent employees as of March 31, 2003. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.3 million for the three months ended March 31, 2003 compared with $1.1 million for the three months ended March 31, 2002, an increase of $221,000 or 19.7%. This increase reflects the Company’s growth during 2003, and was particularly influenced by additional cash management services provided. Fees charged for this service are reflected in noninterest income. All other categories of expense reflect the growth of the Bank and its expanded need for support.

FINANCIAL CONDITION

Total assets increased to $429.6 million at March 31, 2003, up $45.4 million or 11.8% from $384.2 million at December 31, 2002. Total loans of $293.9 million at March 31, 2003 represented a $390,000 or 0.1% increase compared with $293.5 million in loans at December 31, 2002. Growth in cash and cash equivalents of $7.8 million or 18.4% and investments of $37.5 million or 89.9% accounted for the remaining asset growth. The cash and cash equivalents are primarily for liquidity.

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

In addition to commercial loans secured by non-real estate business assets, the Bank makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent on cash flow from business operations or income from the properties securing the loans to cover operating expenses and debt service. As a general practice, the Bank requires its commercial mortgage loans to be well secured and guaranteed by responsible parties. The Bank’s commercial mortgage loans are generally secured by first liens on real estate and typically amortize over a 10 to 15 year period with balloon payments due at the end of one to five years. In underwriting commercial mortgage loans, consideration is given to the borrower’s financial condition and cash flow with addition consideration given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and an evaluation of the guarantor’s financial condition and cash flow.

Construction

The Bank makes loans to finance the construction of residential and commercial properties. Construction loans are secured by first liens on real estate and a minimum of 20% cash equity is typically required. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the successful completion of the construction project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion the Bank may choose to complete the construction project. However, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Underwriting guidelines similar to those described above with respect to commercial mortgage loans are also used in the Bank’s construction lending activities.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$118,961	40.5%	$123,699	42.1%
Real estate:
Commercial owner occupied and multi-family	90,452	30.8	90,268	30.8
Construction, land development and other land loans	33,526	11.4	29,308	10.0
Residential 1-4 family	22,451	7.6	21,740	7.4
Consumer and other	28,555	9.7	28,540	9.7

Total loans	$293,945	100.0%	$293,555	100.0%

The increase in total loans from $293.6 million at December 31, 2002 to $293.9 million at March 31, 2003 was primarily due to the efforts of the officers in a very low loan demand environment due to the slow economy.

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At March 31, 2003, the Bank had ten nonaccrual loans totaling $685,625. There were five nonaccrual loans at December 31, 2002 and the amount outstanding at that date was $772,200.

Allowance for loan losses – Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Notes 3 and 5 to the December 31, 2002 consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the three months ended March 31, 2003 and the year ended December 31, 2002:

	Three months ended March 31, 2003	Year ended December 31, 2002
	(Dollars in thousands)
Balance, beginning of period	$3,236	$2,885
Provision for loan losses	420	2,095
Loans charged off:
Commercial loans	(110)	(1,732)
Consumer loans	(25)	(56)
Recoveries:
Commercial loans	3	26
Consumer loans	1	18

Net charge offs	(131)	(1,744)

Balance, end of period	$3,525	$3,236

Ratios:
Allowance to end of period loans	1.20%	1.10%
Net charge-offs to average loans outstanding during the period	0.04%	0.63%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at March 31, 2003 and December 31, 2002 is as follows:

	March 31, 2003		December 31, 2002
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(Dollars in thousands)
Commercial and industrial	$1,807	40.5%	$1,566	42.1%
Real estate	1,282	49.8	1,396	48.2
Consumer and other	436	9.7	274	9.7

Total	$3,525	100.0%	$3,236	100.0%

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

Investment securities

During the first three months of 2003, the Bank purchased investment securities aggregating $39.4 million Based on management’s assessment of the market environment and the Bank’s financial condition, $39,357,000 of security purchases were made during the three months ended March 31, 2003. There were $41,536,000 of security purchases made during the year ended December 31, 2002. Securities with a carrying value of $1,514,000 are pledged to the Bank’s Treasury Tax and Loan Account with the Federal Reserve Bank. At March 31, 2003 and December 31 2002, the Bank had total investment securities of $79.2 million and $41.7 million respectively.

The amortized cost and fair value of investment securities classified as available for sale held at March 31, 2003 and December 31, 2002 is as follows:

	At March 31, 2003		At December 31, 2002
	Amortized cost	Fair value	Amortized Cost	Fair value
	(In thousands)
Agency securities due after one year through five years	$12,340	$12,359	$2,054	$2,054
Mortgage-backed securities	31,588	31,554	6,120	6,120
Federal Reserve Bank Stock	841	841	631	631
Federal Home Loan Bank stock	541	541	244	244

	$45,310	$45,295	$9,049	$9,049

The amortized cost and fair value of investment securities classified as held to maturity at March 31, 2003 and December 31, 2002 is as follows:

	March 31, 2003		December 31, 2002
	Amortized cost	Gross market value	Amortized Cost	Gross market value
	(In thousands)
Agency securities due in one year or less	$498	$512	$498	$516
U.S. Government and agency securities due after one year through five years	12,438	12,532	10,472	10,495
Government Agency after five year but within ten years	1,000	1,000	—	—
Mortgage-backed securities	19,985	20,096	21,685	21,866

	$33,921	$34,140	$32,655	$32,877

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of March 31, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	March 31, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government securities	$—	—%	$1,016	2.93%	$—	—%	$—	—%	$1,016	2.93%
Obligations of U.S. Government Agencies	498	6.10	23,762	2.55	1,000	3.25	—	—	25,260	2.65
Mortgage-backed securities	—	—	2,566	2.90	—	—	48,992	3.99	51,558	3.94
Other (1)	—	—	—	—	—	—	1,382	3.00	1,382	3.00

	$498	6.10%	$27,344	2.60%	$1,000	3.25%	$50,374	3.90%	$79,216	3.50%

(1)	Consists of the Bank’s investments in Federal Reserve Bank stock and in Federal Home Loan Bank stock.

Deposits

The Bank’s deposits increased to $383.2 million at March 31, 2003, up from $349.1 million at December 31, 2002, an increase of $34.1 million or 9.8%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $110.7 million at March 31, 2003, up from $106.0 million at December 31, 2002. For the year ended March 31, 2003, interest-bearing deposits increased 12.1% from $243.1 million at December 31, 2002 to $272.5 million at March 31, 2003.

The daily average balances and weighted average rates paid on deposits for the three months ended March 31, 2003 and for the year ended December 31, 2002 are presented below:

	Three months ended March 31, 2003		Year ended December 31, 2002
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$143,164	0.76%	$128,205	1.31%
Savings	2,465	0.40	2,065	0.74
Time	110,376	3.05	103,986	3.13

Total interest-bearing deposits	256,005	1.74	234,256	2.24
Noninterest-bearing deposits	102,198	—	88,121	—

Total deposits	$358,203	1.24%	$322,377	1.63%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of March 31, 2003:

(In thousands)
Maturities of time deposits
Three months or less	$51,410
Over 3 through 6 months	19,951
Over 6 through 12 months	14,464
Over 12 months	30,772

Total	$116,597

Weighted average rate on time deposits	2.91%

Liquidity

Liquidity involves the Bank’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. The Bank’s liquidity needs are primarily met by growth in core deposits. The Bank has joined the Federal Home Loan Bank and has a line of credit in excess of $90.0 million of which it drew down $10.0 million in March 2003. In addition, the Bank has arranged access to purchase funds from correspondent banks in the event of need and the Bank has used these resources during the first quarter of 2003, but does not intend to rely on such sources for an extended period. The cash and federal funds sold positions have been maintained at high levels to create adequate liquidity during the initial operating period of the Bank, especially in view of the high loan demand experienced to date. Management will, on occasion, take advantage of investment opportunities, and has begun to purchase investment securities as interest rate risk, other debt and interest market factors, and as Bank liquidity needs warrant. The Bank’s cash and federal funds sold position, supplemented by receipts of interest income and principal repayments from such investments along with payments and maturities within the loan portfolio, will remain the primary sources that Bank management will rely on to maintain an adequate liquidity position.

(1) Commitments and contingencies

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at March 31, 2003 and December 31, 2002 are $47,800,000 and $50,520,000, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the three months ended March 31, 2003 and during the year ended December 31, 2002 due primarily to the net income. Shareholders’ equity stood at $26.8 million at March 31, 2003, up $817,000 or 3.1% from $26.0 million at December 31, 2002. The ratio of shareholders’ equity to total assets was 6.2% at March 31, 2003, compared with 6.8% at December 31, 2002.

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

	As of March 31, 2003
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$38,347	12.4%	$24,715	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	34,822	11.3	12,357	4.0	N/A	N/A
Tier 1 capital (to average assets)	34,822	8.8	15,789	4.0	N/A	N/A
Bank
Total capital (to risk-weighted assets)	$37,289	12.1%	$24,642	8.0%	$30,803	10.0%
Tier 1 capital (to risk-weighted assets)	33,764	11.0	12,321	4.0	18,482	6.0
Tier 1 capital (to average assets)	33,764	8.6	15,753	4.0	19,691	5.0

	As of December 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital Requirement	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$37,241	12.5%	$23,878	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	34,005	11.4	11,939	4.0	N/A	N/A
Tier 1 capital (to average assets)	34,005	9.0	15,059	4.0	N/A	N/A
Bank
Total capital (to risk-weighted assets)	$36,137	12.1%	$23,877	8.0%	$29,847	10.0%
Tier 1 capital (to risk-weighted assets)	32,901	11.0	11,939	4.0	17,908	6.0
Tier 1 capital (to average assets)	32,901	8.8	15,058	4.0	18,823	5.0

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company expects from time to time to become a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company which, if upon resolution, would have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended March 31, 2003.

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

Dated: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ C. P. BRYAN
C. P. Bryan President and Chief Executive Officer

CERTIFICATION

I, Stanley H. Florance, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Republic Bancshares of Texas, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ STANLEY H. FLORANCE
Stanley H. Florance Chief Financial Officer