Form 10QSB
period 2003-06-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2003-08-07
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

Or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of small business issuer as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 31, 2003, there were 1,938,090 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

	June 30,	December 31,
(Dollars in thousands, except share data)	2003	2002
	(Unaudited)
ASSETS
Cash and due from banks	$28,618	$22,707
Federal funds sold and other	9,017	19,684

Total cash and cash equivalents	37,635	42,391
Investment securities available for sale	67,520	9,049
Investment securities held to maturity	31,265	32,655
Loans (note 2)	300,598	293,555
Less: Allowance for loan losses (note 2)	(3,642)	(3,236)

Loans, net	296,956	290,319
Premises and equipment, net	6,699	6,987
Accrued interest receivable	1,713	1,434
Other assets	1,325	1,336

Total assets	$443,113	$384,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$120,271	$106,031
Interest-bearing	250,460	243,052

Total deposits	370,731	349,083
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	8,000	8,000
Accrued interest payable	453	425
Other borrowings (note 6)	35,000	—
Other liabilities	882	658

Total liabilities	415,066	358,166

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized, 1,938,090 issued and outstanding as of June 30, 2003 and 1,934,311 issued and outstanding as of December 31, 2002	1,938	1,934
Additional paid-in capital	19,305	19,253
Net unrealized gain on available for sale securities, net of tax	168	—
Retained earnings	6,636	4,818

Total shareholders’ equity	28,047	26,005

Total liabilities and shareholders’ equity	$443,113	$384,171

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$5,049	$5,123	$10,079	$9,936
Investment securities	811	25	1,209	46
Federal funds sold and other	30	127	99	263

Total interest income	5,890	5,275	11,387	10,245

Interest expense:
Interest-bearing deposits	1,054	1,309	2,152	2,617
Long-term debt	127	—	131	—
Trust preferred securities	97	—	202	—

Total interest expense	1,278	1,309	2,485	2,617

Net interest income	4,612	3,966	8,902	7,628
Provision for loan losses	360	325	780	588

Net interest income after provision for loan losses	4,252	3,641	8,122	7,040

Noninterest income:
Service charges on deposits	384	275	738	533
Other noninterest income	116	136	238	257

Total noninterest income	500	411	976	790

Noninterest expense:
Salaries and employee benefits	1,821	1,625	3,612	3,216
Occupancy expense	330	333	653	667
Premises and equipment expense	122	132	247	256
Service bureau fees	149	138	298	260
Data processing fees	71	74	135	145
Other	701	482	1,384	954

Total noninterest expense	3,194	2,784	6,329	5,498

Income before income tax provision (benefit)	1,558	1,268	2,769	2,332
Federal income tax provision (benefit)
Current	586	516	1,078	925
Deferred	(52)	(78)	(127)	(121)

Total federal income tax provision	534	438	951	804

Net income	$1,024	$830	$1,818	$1,528

Earnings per common share:
Basic	$0.53	$0.43	$0.94	$0.79

Diluted	$0.51	$0.42	$0.90	$0.78

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)	Common stock	Additional Paid-in capital	Net unrealized gain on available for sale securities	Retained earnings	Total shareholders’ equity
	(Unaudited)
Balance at December 31, 2002	$1,934	$19,253	$—	$4,818	$26,005

Issuance of common stock	3	44	—	—	47

Exercise of stock options	1	8	—	—	9

Net change in unrealized gain in available for sale securities, net of tax	—	—	168	—	168

Net income	—	—		1,818	1,818

Balance at June 30, 2003	$1,938	$19,305	$168	$6,636	$28,047

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$1,818	$1,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	317
Net amortization of premium on investment securities	308	4
Amortization of issuance costs on trust preferred securities	12	—
Provision for loan losses	780	588
Increase in accrued interest receivable	(279)	(98)
(Increase) decrease in other assets	(88)	(11)
(Increase) decrease in accrued interest payable	29	(167)
(Increase) decrease in other liabilities	224	(168)

Net cash provided by operating activities	3,125	1,993

Cash flows from investing activities:
Net increase in loans	(7,417)	(25,523)
Principal paydowns of investment securities available for sale	1,263	—
Principal paydowns of investment securities held to maturity	4,217	—
Purchase of investment securities available for sale	(59,615)	—
Purchase of investment securities held to maturity	(3,000)	(1,035)
Purchases of bank premises and equipment	(33)	(59)

Net cash used in investing activities	(64,585)	(26,617)

Cash flows from financing activities:
Net increase in deposits	21,648	43,658
Proceeds from issuance of long-term debt	35,000	—
Proceeds from the sale of common stock	47	51
Proceeds from exercise of stock options	9	—

Net cash provided by financing activities	56,704	43,709

Net increase (decrease) in cash and cash equivalents	(4,756)	19,085
Cash and cash equivalents at beginning of period	42,391	46,028

Cash and cash equivalents at end of period	$37,635	$65,113

Supplemental disclosure of cash flow information:
Interest paid	$2,457	$2,784
Taxes paid	$1,268	$929

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2003, consolidated results of operations for the three and six months ended June 30, 2003 and 2002, cash flows for the six months ended June 30, 2003 and 2002, and the changes in shareholders’ equity for the six months ended June 30, 2003. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first six months of 2003 are not necessarily indicative of the results of operations for a full-year period.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or shareholders’ equity.

Stock-based compensation

FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2003 and 2002.

In accordance with FASB Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation – Transitionand Disclosure, an amendment of FASB Statement No. 123 (see recent accounting pronouncements), the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income as reported	$1,024	$ 830	$1,818	$1,528
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(19)	(20)	(38)	(40)

Pro forma net income	$1,005	$ 810	$1,780	$1,488

Earnings per share:
Basic—as reported	$ 0.53	$0.43	$ 0.94	$ 0.79

Basic—pro forma	$ 0.52	$0.42	$ 0.92	$ 0.77

Diluted—as reported	$ 0.51	$0.42	$ 0.90	$ 0.78

Diluted—pro forma	$ 0.50	$0.41	$ 0.88	$ 0.76

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

(2)    Provision and allowance for loan losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions and such other factors as, in management’s best judgement, deserve recognition in determining the allowance and resultant provision for losses (see note 5).

The real estate properties securing a portion of the Bank’s loans are primarily located in the Houston, Texas area. Accordingly, the ultimate collectability of a portion of the Bank’s loan portfolio is susceptible to changes in market conditions in the area.

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of June 30, 2003. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3)    Earnings per share

Earnings per common share is computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income	$1,024	$830	$1,818	$1,528

Divided by average common shares and common share equivalents:
Average common shares	1,937	1,926	1,936	1,925
Average common shares issuable under the stock option plans	83	38	83	36

Total average common shares and common share equivalents	2,020	1,964	2,019	1,961

Basic earnings per common share	$0.53	$0.43	$0.94	$0.79

Diluted earnings per common share	$0.51	$0.42	$0.90	$0.78

(4)    Impaired loans

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, (“Statement 114”) as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

Impaired loans are identified and measured in conjunction with management’s review of non-performing loans, classified assets, and the allowance for loan losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, or the loan’s market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the recorded amount of the loan, excluding any allowance for loan losses and including accrued interest, then the impairment is recognized by a charge to operations or an allocation of the allowance for loan losses.

(5)	Other borrowings

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $90 million. At June 30, 2003, the contractual maturities of these borrowing are as follows:

Date of Issuance	Term	Rate	Amount
March 23, 2003	2yrs	1.990%	$10,000
April 24, 2003	1yr	1.400	5,000
April 24, 2003	3yrs	2.534	7,500
April 24, 2003	4yrs	3.028	2,500
June 9, 2003	2yrs	1.386	10,000

			$35,000

(6)    Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of the disclosure provision of Statement No. 148 as of December 31, 2002 had no effect on the Company’s consolidated financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first six months of 2003 are not necessarily indicative of the results of operations for a full-year period.

For The Six Months Ended June 30, 2003 and 2002

OVERVIEW

For the six months ended June 30, 2003, the Company had net income of $1.8 million, diluted earnings per share of $0.90 and a return on average equity of 13.54% compared with net income of $1.5 million, diluted earnings per share of $0.78 and a return on average equity of 12.95% for the six months ended June 30, 2002. Return on average assets for the six months ended June 30, 2003 and 2002 was 0.89% and 0.94%, respectively.

For the six months ended June 30, 2003, the net interest margin and the net interest rate spread were 4.68% and 4.18%, respectively, compared with 5.09% and 4.48%, respectively, for the six months ended June 30, 2002.

At June 30, 2003, the Company had total assets of $443.1 million, total loans of $300.6 million, total deposits of $370.7 million and shareholders’ equity of $28.0 million. At December 31, 2002, the Company had total assets of $384.2 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million. The amounts at June 30, 2003 reflect an increase of $58.9 million or 15.3% in assets, $7.0 million or 2.4% in loans, $21.6 million or 6.2% in deposits and $2 million or 7.7% in shareholders’ equity compared with the amounts at December 31, 2002. During the six months ended June 30, 2003, the Bank issued $35.0 million in notes at varying interest rates and varying maturities to the Federal Home Loan Bank and purchased a similar amount of investment securities. Efforts of the Bank’s officers resulted in increased deposits. The economy and low general loan demand during the first six months of 2003 accounted for the growth in loans.

RESULTS OF OPERATIONS

Net interest income

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and long-term debt. Net interest income is the principal source of the Company’s income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income was $8.9 million for the six months ended June 30, 2003 as compared to $7.6 million for the six months ended June 30, 2002. This represents an increase of $1.3 million or 17.1%. This was the result of an increase in the average interest-earning asset base of $81.2 million which consisted of an increase of $69.2 million in investments, $25.2 million in loans which were partially offset by a decrease of $13.2 million in fed funds sold and other. Average interest-bearing liabilities grew $55.9 million, including the placement of $8.0 million in Trust Preferred securities in December 2002. Net interest margin declined 41 basis points during the year. Interest-earning assets contributed $1.7 million of the growth in net interest income which was partially offset $410,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2003, although loan growth has slowed in the first six months of 2003.

The Company’s average deposits grew from $304.5 million at June 30, 2002 to $364.1 million at June 30, 2003, an increase of $59.6 million or 19.6%. Growth in noninterest-bearing deposits accounted for $24.6 million or 41.3% of the increase. For the six months ended June 30, 2003 and 2002, the Company posted a net interest margin of 4.68% and 5.09%, respectively.

The following table presents, for the six months ended June 30, 2003 and 2002, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2003 and 2002, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$295,366	$10,079	6.88%	$270,178	$9,936	7.42%
Securities	71,175	1,209	3.43	1,953	46	4.75
Federal funds sold & other	16,811	99	1.19	30,024	263	1.77

Total interest-earning assets	383,352	11,387	5.99%	302,155	10,245	6.84%

Less allowance for loan losses	(3,469)			(3,099)

Total earning assets, net of allowance	379,883			299,056
Nonearning assets	33,398			30,316

Total assets	$413,281			$329,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$19,999	43	0.43%	$17,932	91	1.02%
Money market and savings deposits	124,482	468	0.76	107,844	808	1.51
Certificates of deposit	113,427	1,641	2.92	97,191	1,718	3.56
Long-term debt	12,919	131	2.04	—	—	—
Trust preferred securities	8,000	202	5.09	—	—	—

Total interest-bearing liabilities	278,827	2,485	1.80%	222,967	2,617	2.37%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	106,168			81,544
Other liabilities	1,208			1,061

Total liabilities	386,203			305,572
Shareholders’ equity	27,078			23,800

Total liabilities and shareholders’ equity	$413,281			$329,372

Net interest income		$8,902			$7,628

Net interest spread			4.19%			4.47%

Net interest margin			4.68%			5.09%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30, 2003 VS. 2002
(Dollars in thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$926	$(783)	$143
Securities	1,630	(467)	1,163
Federal funds sold & other	(117)	(47)	(164)

Total increase (decrease) in interest income	2,439	(1,297)	1,142

Interest-bearing liabilities:
Interest-bearing demand deposits	10	(58)	(48)
Money market and savings deposits	124	(465)	(341)
Certificates of deposit	287	(364)	(77)
Long-term debt	131	—	131
Trust preferred securities	202	—	202

Total increase (decrease) in interest expense	754	(887)	(133)

Increase (decrease) in net interest income	$1,685	$(410)	$1,275

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses.” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2003. A provision of $780,000 and $588,000 was made for the six months ended June 30, 2003 and 2002, respectively, an increase of $192,000 or 32.7%. This increase is primarily due to loan growth between June 30, 2002 and 2003 and the increased exposure due to the economy.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the six months ended June 30, 2003 and 2002 was $976,000 and $790,000, respectively, an increase of $186,000 or 23.5%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total net interest income and noninterest income), was 9.9% and 9.4% for the six months ended June 30, 2003 and 2002, respectively.

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

The Company’s efficiency ratio was 64.1% for the six months ended June 30, 2003 as compared to 65.3% for the same period in 2002. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Six months ended June 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Salaries and employee benefits	$3,612	$3,216
Occupancy expense	653	667
Premises and equipment expense	247	256
Service bureau fees	298	260
Data processing fees	135	145
Other	1,384	954

Total noninterest expense	$6,329	$5,498

Salaries and benefits expense increased $396,000 or 12.3% during the first six months of 2003 compared to the same period in 2002 and reflects growth in the Bank’s management and staff from 92 full-time-equivalent employees as of June 30, 2002 to 100 full-time equivalent employees as of June 30, 2003. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $2.7 million for the six months ended June 30, 2003 compared with $2.3 million for the six months ended June 30, 2002, an increase of $400,000 or 17.4%. This increase reflects the Company’s growth during 2003, and was particularly influenced by additional cash management services provided. Fees charged for this service are reflected in noninterest income. All other categories of expense reflect the growth of the Bank and its expanded need for support.

For The Three Months Ended June 30, 2003 and 2002

OVERVIEW

For the three months ended June 30, 2003, the Company had net income of $1.0 million, diluted earnings per share of $0.51 and a return on average equity of 14.83% compared with net income of $830,000, diluted earnings per share of $0.42 and a return on average equity of 13.76% for the three months ended June 30, 2002. Return on average assets for the three months ended June 30, 2003 and 2002 was 0.95% and 0.99%, respectively.

For the three months ended June 30, 2003, the net interest margin and the net interest rate spread were 4.60% and 4.11%, respectively, compared with 5.17% and 4.55%, respectively, at June 30, 2002.

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

Net interest income was $4.6 million for the three months ended June 30, 2003 as compared to $4.0 million for the three months ended June 30, 2002. This represents an increase of $600,000 or 15.0%. This was the result of an increase in the average interest-earning asset base of $94.4 million which consisted of an increase of $93.8 million in investments, $19.5 million in loans which were partially offset by a decrease of $18.9 million in fed funds sold and other. The average interest-bearing liabilities grew $68.4 million, including the placement of $8.0 million in Trust Preferred securities in December 2002. Net interest margin declined 57 basis points during the year. Interest-earning assets contributed $935,000 of the growth in net interest income which was partially offset $288,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2002, but loan growth has slowed in the second quarter of 2003.

The following table presents, for the three months ended June 30, 2003 and 2002, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2003 and 2002, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$296,147	$5,049	6.84%	$276,658	$5,123	7.43%
Securities	95,922	811	3.39	2,157	25	4.65
Federal funds sold & other	9,977	30	1.21	28,836	127	1.77

Total interest-earning assets	402,046	5,890	5.88%	307,651	5,275	6.88%

Less allowance for loan losses	(3,604)			(3,218)

Total earning assets, net of allowance	398,442			304,433
Nonearning assets	33,166			30,949

Total assets	$431,608			$335,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$20,752	22	0.43%	$17,157	43	1.01%
Money market and savings deposits	122,593	220	0.72	106,430	424	1.60
Certificates of deposit	116,445	812	2.80	100,582	842	3.36
Long-term debt	24,817	127	2.05	—	—	—
Trust preferred securities	8,000	97	4.86	—	—	—

Total interest-bearing liabilities	292,607	1,278	1.75%	224,169	1,309	2.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	110,094			85,963
Other liabilities	1,217			1,050

Total liabilities	403,918			311,182
Shareholders’ equity	27,690			24,200

Total liabilities and shareholders’ equity	$431,608			$335,382

Net interest income		$4,612			$3,966

Net interest spread			4.11%			4.55%

Net interest margin			4.60%			5.17%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three Months Ended June 30, 2003 VS. 2002
(Dollars in thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$361	$(435)	$(74)
Securities	1,087	(301)	786
Federal funds sold & other	(84)	(13)	(97)

Total increase (decrease) in interest income	1,364	(749)	615

Interest-bearing liabilities:
Interest-bearing demand deposits	9	(30)	(21)
Money market and savings deposits	63	(268)	(205)
Certificates of deposit	133	(163)	(30)
Long-term debt	127	—	127
Trust preferred securities	97	—	97

Total increase (decrease) in interest expense	429	(461)	(32)

Increase (decrease) in net interest income	$935	$(288)	$647

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses.” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2003. A provision of $360,000 and $325,000 was made for the three months ended June 30, 2003 and 2002, respectively, an increase of $35,000 or 10.8%. This increase is primarily due to loan growth between June 30, 2002 and 2003 and the increased exposure due to the economy.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended June 30, 2003 and 2002 was $500,000 and $411,000, respectively, an increase of $89,000 or 21.7%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total net interest income and noninterest income), was 9.8% and 9.4% for the three months ended June 30, 2003 and 2002, respectively.

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

The Company’s efficiency ratio was 62.5% for the three months ended June 30, 2003 as compared to 63.6% for the same period in 2002. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended June 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Salaries and employee benefits	$1,821	$1,625
Occupancy expense	330	333
Premises and equipment expense	122	132
Service bureau fees	149	138
Data processing fees	71	74
Other	701	482

Total noninterest expense	$3,194	$2,784

Salaries and benefits expense increased $196,000 or 12.1% during the second three months of 2003 compared to the same period in 2002 and reflects growth in the Bank’s management and staff from 92 full-time-equivalent employees as of June 30, 2002 to 100 full-time equivalent employees as of June 30, 2003. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.4 million for the three months ended June 30, 2003 compared with $1.2 million for the three months ended June 30, 2002, an increase of $200,000 or 16.7%. This increase reflects the Company’s growth during 2003, and was particularly influenced by additional cash management services provided. Fees charged for this service are reflected in noninterest income. All other categories of expense reflect the growth of the Bank and its expanded need for support.

FINANCIAL CONDITION

Total assets increased to $443.1 million at June 30, 2003, up $58.9 million or 15.3% from $384.2 million at December 31, 2002. Total loans of $300.6 million at June 30, 2003 represented a $7.0 million or 2.4% increase compared with $293.6 million in loans at December 31, 2002. Growth in investments of $57.1 million accounted for the remaining asset growth.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of June 30, 2003, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$115,500	38.4%	$123,699	42.1%
Real estate:
Commercial owner occupied and multi-family	96,126	32.0	90,268	30.8
Construction, land development and other land loans	35,011	11.6	29,308	10.0
Residential 1-4 family	24,905	8.3	21,740	7.4
Consumer and other	29,056	9.7	28,540	9.7

Total loans	$300,598	100.0%	$293,555	100.0%

The increase in total loans from $293.6 million at December 31, 2002 to $300.6 million at June 30, 2003 was primarily due to the efforts of the officers in a very low loan demand environment due to the slow economy.

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At June 30, 2003, the Bank had nonaccrual loans totaling $466,000, compared to nonaccrual loans at December 31, 2002 of $772,200.

Allowance for loan losses—Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Notes 3 and 5 to the December 31, 2002 consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the six months ended June 30, 2003 and the year ended December 31, 2002:

	Six months Ended June 30,	Year ended December 31,
(Dollars in thousands)	2003	2002
Balance, beginning of period	$3,236	$2,885
Provision for loan losses	780	2,095
Loans charged off:
Commercial loans	(173)	(1,732)
Consumer loans	(215)	(56)
Recoveries:
Commercial loans	5	26
Consumer loans	9	18

Net charge offs	(374)	(1,744)

Balance, end of period	$3,642	$3,236

Ratios:
Allowance to end of period loans	1.21%	1.10%
Net charge-offs to average loans outstanding during the period	0.25%	0.63%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at June 30, 2003 and December 31, 2002 is as follows:

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,399	38.4%	$1,566	42.1%
Real estate	1,890	51.9	1,396	48.2
Consumer and other	353	9.7	274	9.7

Total	$3,642	100.0%	$3,236	100.0%

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

Investment securities

At the date of purchase, the Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of shareholders’ equity until realized. Gains and losses on sales of securities are determined using the specific-identification method.

The amortized cost and fair value of investment securities classified as available for sale at June 30, 2003 and December 31, 2002 is as follows:

	At June 30, 2003		At December 31, 2002
(In thousands)	Amortized cost	Fair value	Amortized Cost	Fair value
U.S. Government and agency securities	$17,280	$17,410	$2,054	$2,054
Mortgage-backed securities	47,386	47,512	6,120	6,120
Federal Reserve Bank stock	841	841	631	631
Federal Home Loan Bank stock	1,757	1,757	244	244

	$67,264	$67,520	$9,049	$9,049

The amortized cost and fair value of investment securities classified as held to maturity at June 30, 2003 and December 31, 2002 is as follows:

	At June 30, 2003		At December 31, 2002
(In thousands)	Amortized cost	Gross market value	Amortized Cost	Gross market value
U.S. Government and agency securities	$13,901	$14,185	$10,970	$11,011
Mortgage-backed securities	17,364	17,471	21,685	21,866

	$31,265	$31,656	$32,655	$32,877

The following table summarizes the contractual maturity of investment securities available for sale on an amortized cost basis and their weighted average yields as of June 30, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	June 30, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities		$—%	12,280	2.49%	$5,000	4.05%	$—	—%	$17,280	2.94%
Mortgage-backed securities		—	—		—		47,386	3.25	47,386	3.25
Other (1)							2,598	2.60	2,598	2.60

		$—%	$12,280	2.49%	$5,000	4.05%	$49,984	3.22%	$67,264	3.15%

(1)	Consists of the Bank’s investments in Federal Reserve Bank stock and in Federal Home Loan Bank stock.

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of June 30, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	June 30, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$1,510	3.98%	$11,391	2.90%	$1,000	3.25%	$—	—%	$13,901	3.05%
Mortgage-backed securities	—	—	1,857	3.98	—	—	15,507	3.11	17,364	3.20

	$1,510	3.98%	$13,248	3.05%	$1,000	3.25%	$15,507	3.11%	$31,265	3.13%

Deposits

The Bank’s deposits increased to $370.7 million at June 30, 2003, up from $349.1 million at December 31, 2002, an increase of $21.6 million or 6.2%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $120.3 million at June 30, 2003, up from $106.0 million at December 31, 2002. For the six months ended June 30, 2003, interest-bearing deposits increased 3.0% from $243.1 million at December 31, 2002 to $250.5 million at June 30, 2003.

The daily average balances and weighted average rates paid on deposits for the six months ended June 30, 2003 and for the year ended December 31, 2002 are presented below:

	Six months ended June 30, 2003		Year ended December 31, 2002
(Dollars in thousands)	Amount	Rate	Amount	Rate
Interest-bearing demand deposits	$141,930	0.72%	$128,205	1.31%
Savings	2,551	0.40	2,065	0.74
Time	113,427	2.92	103,986	3.13

Total interest-bearing deposits	257,908	1.68	234,256	2.24
Noninterest-bearing deposits	106,168	—	88,121	—

Total deposits	$364,076	1.19%	$322,377	1.63%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of June 30, 2003:

(In thousands)
Maturities of time deposits
3 months or less	$56,010
Between 3 months and 6 months	11,635
Between 6 months and 1 year	20,482
Over 12 months	30,220

Total	$118,347

Weighted average rate on time deposits	2.61%

Liquidity

Liquidity involves the Bank’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. The Bank’s liquidity needs are primarily met by growth in core deposits. The Bank has joined the Federal Home Loan Bank and has a line of credit in excess of $90.0 million of which it drew down $35.0 million during the first six months of 2003. In addition, the Bank has arranged access to purchase funds from correspondent banks in the event of need and the Bank has used these resources during the first six months of 2003, but does not intend to rely on such sources for an extended period. The cash and federal funds sold positions have been maintained at high levels to create adequate liquidity during the initial operating period of the Bank, especially in view of the high loan demand experienced to date. Management will, on occasion, take advantage of investment opportunities, and has begun to purchase investment securities as interest rate risk, other debt and interest market factors, and as Bank liquidity needs warrant. The Bank’s cash and federal funds sold position, supplemented by receipts of interest income and principal repayments from such investments along with payments and maturities within the loan portfolio, will remain the primary sources that Bank management will rely on to maintain an adequate liquidity position.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at June 30, 2003 and December 31, 2002 are $45.2 million and $50.5 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the six months ended June 30, 2003 and during the year ended December 31, 2002 due primarily to the net income. Shareholders’ equity stood at $28.0 million at June 30, 2003, up $2.0 million or 7.7% from $26.0 million at December 31, 2002. The ratio of shareholders’ equity to total assets was 6.3% at June 30, 2003, compared with 6.8% at December 31, 2002.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 8.10%, 11.09% and 12.25%, respectively, at June 30, 2003.

ITEM 3.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

ITEM 2.    CHANGES IN SECURITIES

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on April 22, 2003.

(b)	The following directors were elected until the Company’s 2004 annual meeting of shareholders: C. P. Bryan, Gerald W. Bodzy, Donn C. Fullenweider, James C. Hassell and Wayne C. Owen. A total of 1,343,384 shares were voted in favor of the election of each of the nominated directors and no shares were cast against or withheld from voting.

(c)	The shareholders ratified the appointment of KPMG LLP as independent auditors for the 2003 fiscal year. A total of 1,340,265 shares voted in favor of the appointment, no shares were voted against the appointment and 3,119 shares abstained from voting.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

31.1	Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Bancshares of Texas, Inc. (Registrant)

By	/s/ C.P. Bryan
C. P. Bryan Chairman of the Board, President and Chief Executive Officer

By:	/s/ R. John McWhorter
R. John McWhorter Executive Vice President and Chief Financial Officer Dated: August 6, 2003