Form 10QSB
period 2003-09-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2003-11-07
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

77069

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2003, there were 1,940,291 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$32,022	$22,707
Federal funds sold and other	808	19,684

Total cash and cash equivalents	32,830	42,391
Investment securities available for sale	96,190	9,049
Investment securities held to maturity	24,570	32,655

Loans (note 2)	302,332	293,555
Less: Allowance for loan losses (note 2)	(3,702)	(3,236)

Loans, net	298,630	290,319

Premises and equipment, net	6,506	6,987
Accrued interest receivable	1,554	1,434
Other assets	10,027	1,336

Total assets	$470,307	$384,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$116,292	$106,031
Interest-bearing	250,583	243,052

Total deposits	366,875	349,083
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust	8,000	8,000
Accrued interest payable	402	425
Other borrowings (note 5)	65,000	—
Other liabilities	1,048	658

Total liabilities	441,325	358,166

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized, 1,940,291 issued and outstanding as of September 30, 2003 and 1,934,311 issued and outstanding as of December 31, 2002	1,940	1,934
Additional paid-in capital	19,336	19,253
Accumulated other comprehensive income, net of tax	11	—
Retained earnings	7,695	4,818

Total shareholders’ equity	28,982	26,005

Total liabilities and shareholders’ equity	$470,307	$384,171

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Interest income:
Loans, including fees	$5,011	$5,222	$15,090	$15,158
Investment securities	533	108	1,742	154
Federal funds sold and other	38	151	137	414

Total interest income	5,582	5,481	16,969	15,726

Interest expense:
Interest-bearing deposits	940	1,393	3,092	4,010
Other borrowings	181	—	312	—
Trust preferred securities	96	—	298	—

Total interest expense	1,217	1,393	3,702	4,010

Net interest income	4,365	4,088	13,267	11,716
Provision for loan losses	360	600	1,140	1,188

Net interest income after provision for loan losses	4,005	3,488	12,127	10,528

Noninterest income:
Service charges on deposits	407	318	1,145	851
Other noninterest income	252	146	490	403

Total noninterest income	659	464	1,635	1,254

Noninterest expense:
Salaries and employee benefits	1,897	1,624	5,509	4,840
Occupancy expense	329	318	982	985
Premises and equipment expense	110	120	357	376
Service bureau fees	143	137	441	397
Data processing fees	70	66	205	211
Other	511	627	1,895	1,581

Total noninterest expense	3,060	2,892	9,389	8,390

Income before Federal income tax provision (benefit)	1,604	1,060	4,373	3,392
Federal income tax provision (benefit)
Current	508	269	1,586	1,194
Deferred	37	97	(90)	(24)

Total federal income tax provision	545	366	1,496	1,170

Net income	$1,059	$694	$2,877	$2,222

Earnings per common share:
Basic	$0.55	$0.36	$1.49	$1.15

Diluted	$0.52	$0.35	$1.42	$1.11

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands)	Common stock	Additional Paid-in capital	Accumulated other comprehensive Income, net of tax	Retained earnings	Total shareholders’ equity
	(Unaudited)
Balance at December 31, 2002	$1,934	$19,253	$—	$4,818	$26,005

Issuance of common stock	5	75	—	—	80

Exercise of stock options	1	8	—	—	9

Comprehensive income:
Net income for the nine months ended September 30, 2003				2,877	2,877
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $5			11		11

Total comprehensive income					2,888

Balance at September 30, 2003	$1,940	$19,336	$11	$7,695	$28,982

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine months ended September 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$2,877	$2,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	479	477
Net amortization of premium on investment securities	718	16
Amortization of issuance costs on trust preferred securities	19	—
Provision for loan losses	1,140	1,188
Deferred income tax benefit	90	24
Loss (gain) on sales of securities	(113)	—
Increase in accrued interest receivable	(120)	(100)
(Increase) decrease in other assets	(156)	(335)
(Increase) decrease in accrued interest payable	(23)	(142)
(Increase) decrease in other liabilities	390	151

Net cash provided by operating activities	5,301	3,501

Cash flows from investing activities:
Net increase in loans	(9,451)	(27,899)
Principal paydowns and sales of investment securities available for sale	24,474	—
Principal paydowns and calls of investment securities held to maturity	10,748	—
Purchase of investment securities available for sale	(111,867)	—
Purchase of investment securities held to maturity	(3,000)	(22,508)
Purchase of bank-owned life insurance policies	(8,500)	—
Purchases of bank premises and equipment	(147)	(68)

Net cash used in investing activities	(97,743)	(50,475)

Cash flows from financing activities:
Net increase in deposits	17,792	54,288
Proceeds from other borrowings	65,000	—
Proceeds from the sale of common stock	80	74
Proceeds from exercise of stock options	9	—

Net cash provided by financing activities	82,881	54,362

Net increase (decrease) in cash and cash equivalents	(9,561)	7,388
Cash and cash equivalents at beginning of period	42,391	46,028

Cash and cash equivalents at end of period	$32,830	$53,416

Supplemental disclosure of cash flow information:
Interest paid	$3,725	$4,152
Taxes paid	$1,673	$1,379

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2003, consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, cash flows for the nine months ended September 30, 2003 and 2002, and the changes in shareholders’ equity for the nine months ended September 30, 2003. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first nine months of 2003 are not necessarily indicative of the results of operations for a full-year period.

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

Stock-based compensation

FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employee as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and nine months ended September 30, 2003 and 2002.

In accordance with FASB Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (see recent accounting pronouncements), the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income as reported	$1,059	$694	$2,877	$2,222
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(19)	(20)	(57)	(60)

Pro forma net income	$1,040	$674	$2,820	$2,162

Earnings per share:
Basic—as reported	$0.55	$0.36	$1.49	$1.15

Basic—pro forma	$0.54	$0.35	$1.46	$1.12

Diluted—as reported	$0.52	$0.35	$1.42	$1.11

Diluted—pro forma	$0.51	$0.34	$1.40	$1.08

[1]	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

(2)	Provision and allowance for loan losses

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of September 30, 2003. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3)	Earnings per share

Earnings per common share is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income	$1,059	$694	$2,877	$2,222

Divided by average common shares and common share equivalents:
Average common shares	1,940	1,928	1,937	1,928
Average common shares issuable under the stock option plans	84	80	83	78

Total average common shares and common share equivalents	2,024	2,008	2,020	2,006

Basic earnings per common share	$0.55	$0.36	$1.49	$1.15

Diluted earnings per common share	$0.52	$0.35	$1.42	$1.11

(4)	Impaired loans

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, (“Statement 114”) as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

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

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. These advances are collateralized by a security interest in various real estate loans held by the Bank. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $85 million. At September 30, 2003, the contractual maturities of these borrowing are as follows:

Date of Issuance	Term	Rate	Amount
March 23, 2003	2yrs	1.990%	$10,000
April 24, 2003	1yr	1.400	5,000
April 24, 2003	3yrs	2.534	7,500
April 24, 2003	4yrs	3.028	2,500
June 9, 2003	2yrs	1.386	10,000
Sept. 30, 2003	1 day	1.24	30,000

			$65,000

(6)	Recent accounting pronouncements

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

In December 2002, the FASB issued Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of the disclosure provision of Statement No. 148 as of December 31, 2002 had no effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 – Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has a statutory and business trust, which was formed subsequent to January 31, 2003, for the purpose of issuing trust preferred securities. We currently believe the continued consolidation of this trust is appropriate under Interpretation No. 46. However, the application of Interpretation No. 46 to this type of trust is an emerging issue and a possible unintended consequence of Interpretation No. 46 is the deconsolidation of this type of trust. The Company is currently evaluating the impact that deconsolidation of this trust would have on its consolidated financial statements.

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

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2002. The results of operations for the first nine months of 2003 are not necessarily indicative of the results of operations for a full-year period.

For The Nine Months Ended September 30, 2003 and 2002

OVERVIEW

For the nine months ended September 30, 2003, the Company had net income of $2.9 million, diluted earnings per share of $1.42 and a return on average equity of 13.99% compared with net income of $2.2 million, diluted earnings per share of $1.11 and a return on average equity of 12.27% for the nine months ended September 30, 2002. Return on average assets for the nine months ended September 30, 2003 and 2002 was 0.90% and 0.88%, respectively.

For the nine months ended September 30, 2003, the net interest margin and the net interest rate spread were 4.49% and 4.02%, respectively, compared with 5.03% and 4.41%, respectively, for the nine months ended September 30, 2002.

At September 30, 2003, the Company had total assets of $470.3 million, total loans of $302.3 million, total deposits of $366.9 million and shareholders’ equity of $29.0 million. At December 31, 2002, the Company had total assets of $384.2 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million. The amounts at September 30, 2003 reflect an increase of $86.1 million or 22.4% in assets, $8.8 million or 3.0% in loans, $17.8 million or 5.1% in deposits and $3.0 million or 11.4% in shareholders’ equity compared with the amounts at December 31, 2002. During the nine months ended September 30, 2003, the Bank issued $65.0 million in notes at varying interest rates and varying maturities to the Federal Home Loan Bank and purchased a similar amount of investment securities. Efforts of the Bank’s officers resulted in increased deposits. The economy and low general loan demand during the first nine months of 2003 accounted for the slow down in loan growth.

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

Net interest income was $13.3 million for the nine months ended September 30, 2003 as compared to $11.7 million for the nine months ended September 30, 2002. This represents an increase of $1.6 million or 13.7%. This was the result of an increase in the average interest-earning asset base of $83.3 million which consisted of an increase of $76.5 million in investments, $21.6 million in loans which were partially offset by a decrease of $14.8 million in fed funds sold and other. Average interest-bearing liabilities grew $58.0 million, including the placement of $8.0 million in Trust Preferred securities in December 2002. Net interest margin declined 54 basis points during the year. Interest-earning assets contributed $2.5 million of the growth in net interest income which was partially offset $916,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2003, although loan growth has slowed in the first nine months of 2003.

The Company’s average deposits grew from $313.7 million at September 30, 2002 to $366.3 million at September 30, 2003, an increase of $52.6 million or 16.8%. Growth in noninterest-bearing deposits accounted for $24.5 million or 46.6% of the increase. For the nine months ended September 30, 2003 and 2002, the Company posted a net interest margin of 4.49% and 5.03%, respectively.

The following table presents, for the nine months ended September 30, 2003 and 2002, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance. No tax equivalent adjustments were made and nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$297,162	$15,090	6.79%	$275,548	$15,158	7.35%
Securities	81,029	1,742	2.87	4,557	154	4.52
Federal funds sold & other	16,564	137	1.11	31,345	414	1.77

Total interest-earning assets	394,755	16,969	5.75%	311,450	15,726	6.75%

Less allowance for loan losses	(3,567)			(3,186)

Total earning assets, net of allowance	391,188			308,264
Nonearning assets	33,870			30,775

Total assets	$425,058			$339,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$21,094	$64	0.41%	$17,472	$124	0.95%
Money market and savings deposits	121,216	640	0.71	110,074	1,230	1.49
Certificates of deposit	114,675	2,388	2.78	101,368	2,656	3.50
Borrowings	21,906	312	1.90	—	—	—
Trust preferred securities	8,000	298	4.98	—	—	—

Total interest-bearing liabilities	286,891	3,702	1.73%	228,914	4,010	2.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	109,269			84,784
Other liabilities	1,403			1,125

Total liabilities	397,563			314,823
Shareholders’ equity	27,495			24,216

Total liabilities and shareholders’ equity	$425,058			$339,039

Net interest income		$13,267			$11,716

Net interest spread			4.02%			4.41%

Net interest margin			4.49%			5.03%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30, 2003 vs. 2002
(Dollars in thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$1,189	$(1,257)	$(68)
Securities	2,584	(996)	1,588
Federal funds sold & other	(196)	(81)	(277)

Total increase (decrease) in interest income	3,577	(2,334)	1,243

Interest-bearing liabilities:
Interest-bearing demand deposits	26	(86)	(60)
Money market and savings deposits	124	(714)	(590)
Certificates of deposit	349	(617)	(268)
Borrowings	312	—	312
Trust preferred securities	298	—	298

Total increase (decrease) in interest expense	1,109	(1,417)	(308)

Increase (decrease) in net interest income	$2,468	$(917)	$1,551

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2003. A provision of $1.1 million and $1.2 million was made for the nine months ended September 30, 2003 and 2002, respectively, a decrease of approximately $50,000 or 4.0%. This decrease is primarily due to the slower loan growth in 2003 compared to 2002.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the nine months ended September 30, 2003 and 2002 was $1.6 million and $1.3 million, respectively, an increase of $381,000 or 30.4%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total net interest income and noninterest income), was 11.0% and 9.7% for the nine months ended September 30, 2003 and 2002, respectively.

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

The Company’s efficiency ratio was 63.0% for the nine months ended September 30, 2003 as compared to 64.7% for the same period in 2002. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Nine months ended September 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Salaries and employee benefits	$5,509	$4,840
Occupancy expense	982	985
Premises and equipment expense	357	376
Service bureau fees	441	397
Data processing fees	205	211
Other	1,895	1,581

Total noninterest expense	$9,389	$8,390

Salaries and benefits expense increased $669,000 or 13.8% during the first nine months of 2003 compared to the same period in 2002 and reflects growth in the Bank’s management and staff from 92 full-time-equivalent employees as of September 30, 2002 to 102 full-time equivalent employees as of September 30, 2003. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $3.9 million for the nine months ended September 30, 2003 compared with $3.6 million for the nine months ended September 30, 2002, an increase of $330,000 or 9.3%. This increase reflects the Company’s growth during 2003, and was particularly influenced by additional cash management services provided. Fees charged for this service are reflected in noninterest income. All other categories of expense reflect the growth of the Bank and its expanded need for support.

For The Three Months Ended September 30, 2003 and 2002

OVERVIEW

For the three months ended September 30, 2003, the Company had net income of $1.1 million, diluted earnings per share of $0.52 and a return on average equity of 14.82% compared with net income of $694,000, diluted earnings per share of $0.35 and a return on average equity of 11.00% for the three months ended September 30, 2002. Return on average assets for the three months ended September 30, 2003 and 2002 was 0.93% and 0.77%, respectively.

For the three months ended September 30, 2003, the net interest margin and the net interest rate spread were 4.15% and 3.72%, respectively, compared with 4.92% and 4.29%, respectively, at September 30, 2002.

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

Net interest income was $4.4 million for the three months ended September 30, 2003 as compared to $4.1 million for the three months ended September 30, 2002. This represents an increase of $277,000 or 6.8%. This was the result of an increase in the average interest-earning asset base of $87.4 million which consisted of an increase of $90.7 million in investments, $14.6 million in loans which were partially offset by a decrease of $17.9 million in fed funds sold and other. The average interest-bearing liabilities grew $62.1 million, including the placement of $8.0 million in Trust Preferred securities in December 2002. Net interest margin declined 77 basis points during the year. Interest-earning assets contributed $842,000 of the growth in net interest income which was partially offset $564,000 due to the decline in rates.

The following table presents, for the three months ended September 30, 2003 and 2002, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance. No tax equivalent adjustments were made and nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$300,695	$5,011	6.61%	$286,113	$5,222	7.24%
Securities	100,416	533	2.11	9,680	108	4.43
Federal funds sold & other	16,074	38	0.94	33,947	151	1.76

Total interest-earning assets	417,185	5,582	5.31%	329,740	5,481	6.59%

Less allowance for loan losses	(3,760)			(3,357)

Total earning assets, net of allowance	413,425			326,383
Nonearning assets	36,034			31,677

Total assets	$449,459			$358,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$23,251	$21	0.36%	$16,566	$32	0.77%
Money market and savings deposits	114,788	171	0.59	114,463	422	1.46
Certificates of deposit	117,130	748	2.53	109,587	939	3.49
Borrowings	39,587	181	1.81	—	—	—
Trust preferred securities	8,000	96	4.76	—	—	—

Total interest-bearing liabilities	302,756	1,217	1.59%	240,616	1,393	2.30%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	116,848			91,157
Other liabilities	1,503			1,252

Total liabilities	421,107			333,025
Shareholders’ equity	28,352			25,035

Total liabilities and shareholders’ equity	$449,459			$358,060

Net interest income		$4,365			$4,088

Net interest spread			3.72%			4.29%

Net interest margin			4.15%			4.92%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30, 2003 vs. 2002
(Dollars in thousands)	Increase (Decrease) Due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$266	$(477)	$(211)
Securities	1,012	(587)	425
Federal funds sold & other	(81)	(32)	(113)

Total increase (decrease) in interest income	1,197	(1,096)	101

Interest-bearing liabilities:
Interest-bearing demand deposits	13	(24)	(11)
Money market and savings deposits	1	(252)	(251)
Certificates of deposit	65	(256)	(191)
Borrowings	181	—	181
Trust preferred securities	96	—	96

Total increase (decrease) in interest expense	356	(532)	(176)

Increase (decrease) in net interest income	$841	$(564)	$277

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Financial Condition—Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2003. A provision of $360,000 and $600,000 was made for the three months ended September 30, 2003 and 2002, respectively, a decrease of $240,000 or 40.0%. The decrease is primarily due to fewer loan losses in the current period versus the same period last year.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended September 30, 2003 and 2002 was $659,000 and $464,000, respectively, an increase of $195,000 or 42.0%. The increase is primarily due to realized gains on security sales of $113,000. Noninterest income as a percent of total income (total net interest income and noninterest income), was 13.1% and 10.2% for the three months ended September 30, 2003 and 2002, respectively.

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

The Company’s efficiency ratio was 60.9% for the three months ended September 30, 2003 as compared to 63.5% for the same period in 2002. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended September 30,
(Dollars in thousands)	2003	2002
	(Unaudited)
Salaries and employee benefits	$1,897	$1,624
Occupancy expense	329	318
Premises and equipment expense	110	120
Service bureau fees	143	137
Data processing fees	70	66
Other	511	627

Total noninterest expense	$3,060	$2,892

Salaries and benefits expense increased $273,000 or 16.8% during the third quarter of 2003 compared to the same period in 2002 and reflects growth in the Bank’s management and staff from 92 full-time-equivalent employees as of September 30, 2002 to 102 full-time equivalent employees as of September 30, 2003. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.2 million for the three months ended September 30, 2003 compared with $1.3 million for the three months ended September 30, 2002, a decrease of $105,000 or 8.3%. This decrease reflects a bank-wide effort to control expenses and operate efficiently.

FINANCIAL CONDITION

Total assets increased to $470.3 million at September 30, 2003, up $86.1 million or 22.4% from $384.2 million at December 31, 2002. Total loans of $302.3 million at September 30, 2003 represented a $8.8 million or 3.0% increase compared with $293.6 million in loans at December 31, 2002. Growth in investments of $79.5 million accounted for the remaining asset growth.

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

In addition to commercial loans secured by non-real estate business assets, the Bank makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent on cash flow from business operations or income from the properties securing the loans to cover operating expenses and debt service. As a general practice, the Bank requires its commercial mortgage loans to be well secured and guaranteed by responsible parties. The Bank’s commercial mortgage loans are generally secured by first liens on real estate and typically amortize over a 10 to 15 year period with balloon payments due at the end of one to five years. In underwriting commercial mortgage loans, consideration is given to the borrower’s financial condition and cash flow with additional consideration given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and an evaluation of the guarantor’s financial condition and cash flow.

Construction

The Bank makes loans to finance the construction of residential and commercial properties. Construction loans are secured by first liens on real estate and a minimum of 20% cash equity is typically required. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the successful completion of the construction project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, the Bank may choose to complete the construction project. However, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Underwriting guidelines similar to those described above with respect to commercial mortgage loans are also used in the Bank’s construction lending activities.

1-4 Family Residential

The Bank offers a variety of mortgage loan products. The Bank’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Bank generally requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of September 30, 2003, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	Percent	Amount	Percent
	(unaudited)
Commercial	$115,181	38.1%	$123,699	42.1%
Real estate:
Commercial owner occupied and multi-family	98,249	32.5	90,268	30.8
Construction, land development and other land loans	34,556	11.4	29,308	10.0
Residential 1-4 family	25,165	8.3	21,740	7.4
Consumer and other	29,181	9.7	28,540	9.7

Total loans	$302,332	100.0%	$293,555	100.0%

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

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At September 30, 2003, the Bank had nonaccrual loans totaling $866,000, compared to nonaccrual loans at December 31, 2002 of $772,200.

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

The following table presents an analysis of the allowance for loan losses and other data for the nine months ended September 30, 2003 and the year ended December 31, 2002:

(Dollars in thousands)	Nine months ended September 30, 2003	Year ended December 31, 2002
	(unaudited)
Balance, beginning of period	$3,236	$2,885
Provision for loan losses	1,140	2,095
Loans charged off:
Commercial loans	(622)	(1,732)
Consumer loans	(95)	(56)
Recoveries:
Commercial loans	38	26
Consumer loans	5	18

Net charge offs	(674)	(1,744)

Balance, end of period	$3,702	$3,236

Ratios:
Allowance to end of period loans	1.22%	1.10%
Net charge-offs to average loans outstanding during the period	0.30%	0.63%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(unaudited)
Commercial and industrial	$1,410	38.1%	$1,566	42.1%
Real estate	1,932	52.2	1,396	48.2
Consumer and other	360	9.7	274	9.7

Total	$3,702	100.0%	$3,236	100.0%

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

The amortized cost and fair value of investment securities classified as available for sale at September 30, 2003 and December 31, 2002 is as follows:

	At September 30, 2003		At December 31, 2002
(In thousands)	Amortized cost	Fair value	Amortized Cost	Fair value
	(unaudited)
U.S. Government and agency securities	$—	$—	$2,054	$2,054
Mortgage-backed securities	89,088	89,124	6,120	6,120
Municipal securities	991	971	—	—
Federal Reserve Bank stock	841	841	631	631
Federal Home Loan Bank stock	5,254	5,254	244	244

	$96,174	$96,190	$9,049	$9,049

The amortized cost and fair value of investment securities classified as held to maturity at September 30, 2003 and December 31, 2002 is as follows:

	At September 30, 2003		At December 31, 2002
(In thousands)	Amortized cost	Gross market value	Amortized Cost	Gross market value
	(unaudited)
U.S. Government and agency securities	$10,867	$10,946	$10,970	$11,011
Mortgage-backed securities	13,703	13,780	21,685	21,866

	$24,570	$24,726	$32,655	$32,877

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of September 30, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	September 30, 2003
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—%		$10,033	4.28%	$79,091	3.20%	$89,124	3.32%
Municipal securities	—	—	971	2.92	—		—	—	971	2.92
Other (1)	—	—	6,095	2.55	—		—	—	6,095	2.55

	$—	—%	$7,066	2.60%	$10,033	4.28%	$79,091	3.20%	$96,190	3.27%

(1)	Consists of the Bank’s investments in Federal Reserve Bank stock and in Federal Home Loan Bank stock.

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of September 30, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	September 30, 2003
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$1,507	3.98%	$9,360	2.78%	$—	—	$—	—%	$10,867	3.27%
Mortgage-backed securities	—	—	1,310	4.20	—	—	12,393	3.17	13,703	2.94

	$1,507	3.98%	$10,670	2.95%	$—	—%	$12,393	3.17%	$24,570	3.13%

Deposits

The Bank’s deposits increased to $366.9 million at September 30, 2003, up from $349.1 million at December 31, 2002, an increase of $17.8 million or 5.1%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $116.3 million at September 30, 2003, up from $106.0 million at December 31, 2002. For the nine months ended September 30, 2003, interest-bearing deposits increased 3.1% from $243.1 million at December 31, 2002 to $250.6 million at September 30, 2003.

The daily average balances and weighted average rates paid on deposits for the nine months ended September 30, 2003 and for the year ended December 31, 2002 are presented below:

	Nine months ended September 30, 2003		Year ended December 31, 2002
(Dollars in thousands)	Amount	Rate	Amount	Rate
Interest-bearing demand deposits	$139,632	0.67%	$128,205	1.31%
Savings	2,678	0.37	2,065	0.74
Time	114,675	2.78	103,986	3.13

Total interest-bearing deposits	256,985	1.61	234,256	2.24
Noninterest-bearing deposits	109,269	—	88,121	—

Total deposits	$366,254	1.13%	$322,377	1.63%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of September 30, 2003:

(In thousands)
Maturities of time deposits
3 months or less	$47,834
Between 3 months and 6 months	15,721
Between 6 months and 1 year	17,797
Over 12 months	36,614

Total	$117,966

Weighted average rate on time deposits	2.52%

Liquidity

Liquidity involves the Bank’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Bank on an ongoing basis. The Bank’s liquidity needs are primarily met by growth in core deposits. The Bank has joined the Federal Home Loan Bank and has a line of credit in excess of $120.0 million of which it drew down $65.0 million at September 30, 2003. These advances are collateralized by a security interest in various real estate loans held by the Bank. In addition, the Bank has arranged access to purchase funds from correspondent banks in the event of need and the Bank has used these resources during the first nine months of 2003, but does not intend to rely on such sources for an extended period. The cash and federal funds sold positions have been maintained at high levels to create adequate liquidity during the initial operating period of the Bank, especially in view of the high loan demand experienced to date. Management will, on occasion, take advantage of investment opportunities, and has begun to purchase investment securities as interest rate risk, other debt and interest market factors, and as Bank liquidity needs warrant. The Bank’s cash and federal funds sold position, supplemented by receipts of interest income and principal repayments from such investments along with payments and maturities within the loan portfolio, will remain the primary sources that Bank management will rely on to maintain an adequate liquidity position.

Commitments and contingencies

Commitments to extend credit

In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheet. These transactions are referred to as “off-balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at September 30, 2003 and December 31, 2002 are $47.3 million and $50.5 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the nine months ended September 30, 2003 and during the year ended December 31, 2002 due primarily to the net income. Shareholders’ equity stood at $29.0 million at September 30, 2003, up $3.0 million or 11.4% from $26.0 million at December 31, 2002. The ratio of shareholders’ equity to total assets was 6.2% at September 30, 2003, compared with 6.8% at December 31, 2002.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 8.02%, 11.14% and 12.28%, respectively, at September 30, 2003.

ITEM 3.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the nine months ended September 30, 2003.

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

Dated: October 31, 2003