Form 10KSB
period 2003-12-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2004-03-05
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

Mark One

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Title of class:

Common Stock, $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.  ☒

Issuer’s revenues for the fiscal year ended December 31, 2003 were $25,444,000.

As of February 27, 2004, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $34,159,000.

The number of shares of common stock of the issuer outstanding as of February 27, 2004 was 1,951,798.

Documents incorporated by reference. Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

ANNUAL REPORT ON FORM 10-KSB

For the year ended December 31, 2003

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001, RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million.

The Company offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the Houston metropolitan area. The Bank presently has six (6) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, lock-box and other cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

EMPLOYEES AND EMPLOYMENT RELATIONS

As of December 31, 2003, the Bank and Company had 104 full-time equivalent employees, 46 of whom were officers. The Bank provides medical insurance and other benefits to full-time employees and considers relations with employees to be excellent. The Bank’s employees are not represented by any collective bargaining group.

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

Like other bank holding companies, the Company currently is required to maintain Tier 1 and “Total Capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letter of credit), respectively. At December 31, 2003, the Company met both requirements, with Tier 1 and Total Capital equal to 8.9% and 10.0%, respectively, of its total risk-weighted assets.

The FRB also requires bank holding companies to maintain a minimum “Leverage Ratio”, defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of at least 4% if the bank holding company does not meet these requirements. At December 31, 2003, the Company’s leverage ratio was 7.02%, which exceeded the minimum leverage ratio to which it was subject.

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

The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Like the Company, the Bank was in compliance with the minimum capital requirements applicable to it as of December 31, 2003.

Failure to meet capital requirements could subject the Company to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described immediately below.

Corrective Measures for Capital Deficiencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires Federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operation, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well-capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of a bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan.

As of December 31, 2003, the Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the OCC’s, or the FDIC’s, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

National banks are also authorized by the GLBA to engage, through “financial subsidiaries”, in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLBA provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Bank currently operates from the following six banking office locations in Houston, Texas, and other than the Northwest Freeway office, all of the locations are leased:

The Champions office is located at 6809 FM 1960 West, where the Bank leases approximately 8,200 square feet in a building constructed in 1999. This office includes a five lane drive-in facility attached to the building. This office opened for business on November 13, 1998. The remaining term of the building and land lease is for five years, not including optional renewal periods which may be available.

The Cypress Station office is located at 1055 FM 1960 West, where the Bank leases approximately 1.50 acres of land on which the Bank constructed a building in 1999. This office includes a four lane drive-in facility. This office opened for business on February 24, 1999. The remaining term of the lease is for ten years, not including optional renewal periods which may be available.

The River Oaks office is located at 4200 Westheimer Road, where the Bank leases approximately 7,000 square feet. This office has a four lane drive-in facility. This office opened for business on July 8, 1999. The remaining term of the lease is for five years, not including optional renewal periods which may be available.

The Memorial office is located at 10301-A Katy Freeway, where the Bank leases approximately 6,800 square feet, which includes a three lane drive-in facility. This office opened for business on February 22, 2000. The remaining term of the lease is for one year.

The Northwest Freeway office is located at 14604 Northwest Freeway, where the building is situated on a 1.436 acre tract at the intersection of U.S. Hwy. 290 at Windfern Road in Northwest Houston. The office contains 11,400 square feet which includes a banking facility with a five lane drive-in and office space for most of the Bank’s operations. This office opened for business on September 10, 2001.

The Southeast office is located at 4130 Fairmont Parkway, where the Bank leases approximately 2,100 square feet, which includes a one lane drive-in facility. The office opened for business on November 17, 2003. The remaining term of the lease is two years.

The following table sets forth specific information on the Bank’s offices, each of which offers full banking operations provided by a full complement of lobby staff (including tellers, new account representatives, and lending professionals on site), safe-deposit boxes, an automated teller machine, and drive-through banking services:

Banking Office	Size in Square Feet (Approximate)	Location	Deposits at December 31, 2003
			(In thousands)
Champions	8,200	6809 FM 1960 West	$123,733
Cypress Station	5,000	1055 FM 1960 West	55,239
River Oaks	7,000	4200 Westheimer Road	78,210
Memorial	6,800	10301-A Katy Freeway	54,132
Northwest Freeway	11,400	14604 Northwest Freeway	42,444
Southeast	2,100	4130 Fairmont Parkway	1,423

			$355,181

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the shares of common stock of the Company and it is unlikely that an active market will develop for the common stock in the foreseeable future. The Company has no present plans for listing its common stock on a national or regional securities exchange or with the National Association of Securities Dealers Automated Quotations System. Trades in shares of the Company’s stock are often privately negotiated between a buyer and a seller, and management of the Company does not know the prices at which some or all of such transactions took place. In March 2000, the Bank sold 720,000 shares of common stock at $12.50 per share. The only other sales by the Company have been through exercise of stock options or purchases through the Employee Stock Purchase Plan. As of February 27, 2004, there were 1,951,798 shares outstanding and 664 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends since inception. One of the principal sources of cash revenue to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. See “Description of Business-Regulation and Supervision-Dividend Restrictions” for a description of regulatory restrictions that limit the Bank’s ability to pay dividends on its common equity.

Securities authorized for issuance under equity compensation plans

The Company currently has options outstanding. The options were granted under the Company’s 1998 Stock Option Plan, which was approved by the Bank’s shareholders and assumed by the Company in connection with its formation. The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	247,950	$11.74	67,450
Equity compensation plans not approved by security holders	—	—	—

Total	247,950	$11.74	67,450

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2003 are derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$22,800	$21,258	$19,832	$13,886	$4,220
Interest expense	4,944	5,272	7,589	5,610	1,373

Net interest income	17,856	15,986	12,243	8,276	2,847
Provision for loan losses	1,730	2,095	1,076	1,204	637

Net interest income after provision for loan losses	16,126	13,891	11,167	7,072	2,210
Noninterest income	2,644	1,705	1,239	755	300
Noninterest expenses	12,666	11,014	8,986	6,757	3,649

Income before income taxes	6,104	4,582	3,420	1,070	(1,139)
Provision for income taxes	2,057	1,581	1,175	364	(384)

Net income	$4,047	$3,001	$2,245	$706	$(755)

Per Share Data:
Basic earning per common share (1)	$2.09	$1.56	$1.17	$0.41	$(0.63)
Diluted earnings per common share (1)	$2.00	$1.49	$1.15	$0.40	$(0.63)
Book value per share	$15.43	$13.44	$11.88	$10.71	$9.06
Average common shares	1,938,398	1,927,619	1,922,258	1,742,000	1,200,000
Average common share equivalents	2,023,009	2,007,585	1,955,836	1,755,000	1,200,000
Performance Ratios:
Return on average assets	0.94%	0.86%	0.86%	0.44%	-1.26%
Return on average common equity	14.21%	12.18%	10.27%	3.97%	-6.72%
Net interest margin	4.46%	4.98%	5.04%	5.68%	5.35%
Efficiency ratio (3)	63.38%	62.26%	66.65%	74.82%	115.95%
Balance Sheet Data (2):
Total assets	$435,218	$384,419	$312,197	$211,326	$110,568
Investment securities	83,922	41,704	1,125	4,070	4,347
Loans	315,486	293,555	258,487	183,559	71,633
Allowance for loan losses	(3,783)	(3,236)	(2,885)	(1,836)	(716)
Total deposits	355,181	349,083	288,141	190,097	99,491
Total shareholders’ equity	30,003	26,005	22,855	20,592	10,866
Capital Ratio:
Average equity to average assets	6.59%	7.07%	8.27%	10.97%	18.69%
Asset Quality Ratios (2):
Nonperforming assets (4) to loans and other real estate	0.15%	0.26%	0.07%	0.00%	0.00%
Net charge-offs to average loans	0.40%	0.63%	0.01%	0.00%	0.00%
Allowance for loan losses to total loans	1.20%	1.10%	1.12%	1.00%	1.00%
Allowance for loan losses to nonperforming loans (5)	1,059.66%	419.17%	1559.46%	N/A	N/A

(1)	Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.
(2)	At period end, except net charge-offs to average loans.
(3)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses).
(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Nonperforming loans consist of nonaccrual loans, troubled debt restructurings and loans contractually past due 90 days or more.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For The Years Ended December 31, 2003 and 2002

OVERVIEW

Republic Bancshares of Texas, Inc. is a bank holding company headquartered in Houston, Texas that provides, through its wholly owned subsidiary, Republic National Bank, a broad array of products and services throughout the greater Houston area. The Company offers commercial, consumer and treasury management services.

The primary source of the Company’s revenue is net interest income from loans and deposits, and fee income. Balance sheet growth was again strong in 2003. This growth is a direct result of providing superior customer service through the Company’s experienced sales staff.

For the year ended December 31, 2003, the Company produced net income of $4.0 million, diluted earnings per share of $2.00 and a return on average equity of 14.21% compared with net income of $3.0 million, diluted earnings per share of $1.49 and a return on average equity of 12.18% for the year ended December 31, 2002. Return on average assets for the years ended December 31, 2003 and 2002 was 0.94% and 0.86%, respectively.

For the year ended December 31, 2003, the net interest margin and the net interest rate spread were 4.46% and 4.00%, respectively, compared with 4.98% and 4.38%, respectively, for the year ended December 31, 2002.

At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million. At December 31, 2002, the Company had total assets of $384.4 million, total loans of $293.6 million, total deposits of $349.1 million and shareholders’ equity of $26.0 million.

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

Net interest income was $17.9 million for the year ended December 31, 2003 as compared to $16.0 million for the year ended December 31, 2002. This represents an increase of $1.9 million or 11.9%. An increase in the average earning asset base of $80.0 million partially offset by a decrease in the net interest margin of 52 basis points primarily account for the difference.

The Company’s deposits grew from $349.1 million at December 31, 2002 to $355.2 million at December 31, 2003, an increase of $6.1 million or 1.7%. Noninterest-bearing deposits increased $11.9 million or 11.2% while interest-bearing deposits declined $5.8 million or 2.4%. For the years ended December 31, 2003 and 2002, the Company posted a net interest margin of 4.46% and 4.98%, respectively. The decrease in the net interest margin is the direct result of the Federal Reserve lowering the federal funds rate 550 basis points since the beginning of 2001. As assets mature, they are being repriced at lower yields. In addition, during 2003 mortgage rates declined substantially leading to mortgage refinancing and ultimately the rapid premium amortization of mortgage backed securities.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Interest on nonaccruing loans is included to the extent it is received. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	For the year ended December 31, 2003			For the year ended December 31, 2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$298,927	$20,079	6.72%	$278,418	$20,301	7.29%
Securities	87,906	2,567	2.92	10,205	425	4.17
Federal funds sold & other	13,958	154	1.10	32,149	532	1.65

Total interest-earning assets	400,791	22,800	5.69%	320,772	21,258	6.63%

Less allowance for loan losses	(3,597)			(3,178)

Total earning assets, net of allowance	397,194			317,594
Nonearning assets	35,556			30,877

Total assets	$432,750			$348,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$22,418	$87	0.39%	$17,633	$148	0.84%
Money market and savings deposits	117,212	794	0.68	112,637	1,546	1.37
Certificates of deposit	115,864	3,147	2.72	103,986	3,564	3.43
Other borrowings	28,734	519	1.81	—	—	—
Subordinated debentures	8,248	397	4.81	263	14	—

Total interest-bearing liabilities	292,476	4,944	1.69%	234,519	5,272	2.24%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	110,450			88,121
Other liabilities	1,343			1,195

Total liabilities	404,269			323,835
Shareholders’ equity	28,481			24,636

Total liabilities and shareholders’ equity	$432,750			$348,471

Net interest income		$17,856			$15,986

Net interest spread			4.00%			4.39%

Net interest margin			4.46%			4.98%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets, and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,495	$(1,717)	$(222)
Securities	3,236	(1,094)	2,142
Federal funds sold & other	(301)	(77)	(378)

Total increase (decrease) in interest income	4,430	(2,888)	1,542

Interest-bearing liabilities:
Interest-bearing demand deposits	40	(101)	(61)
Money market and savings deposits	63	(815)	(752)
Certificates of deposit	407	(824)	(417)
Other borrowings	519	—	519
Subordinated debentures	425	(42)	383

Total increase (decrease) in interest expense	1,454	(1,782)	(328)

Increase (decrease) in net interest income	$2,976	$(1,106)	$1,870

Provision for loan losses

The 2003 provision for loan losses was $1.7 million, a decrease of $365,000 from 2002. Changes in the provision for loan losses were attributable to the changes in net charge-offs and management’s evaluation of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “—Allowance for Loan Losses.”)

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts, gains on sale of securities and other banking service-related fees. Noninterest income for the years ended December 31, 2003 and 2002 was $2.6 million and $1.7 million, respectively, an increase of $900,000 or 52.9%. The increase is primarily due to gains on sale of securities of $516,000 in 2003 compared with no gains in 2002 and growth in service charge income of $366,000 or 31.0%. The increase in service charge income was primarily attributable to new treasury management customers and additional products sold to existing customers.

Noninterest expense

Generally, noninterest expense is composed of all costs associated with operating the Company’s business facilities, obtaining and retaining banking customer relationships and providing banking services. Major components of noninterest expense typically include: (1) employee salaries and benefits, (2) occupancy-related charges (including depreciation of furniture, fixtures, and equipment), and (3) data processing fees and technology-related costs. During 2003, the Company has added employees in the existing offices to meet additional customer needs due to growth. In addition to growth in the existing offices, in 2003, the Company had organizational costs and startup expenses related to the opening of the Southeast office in November 2003.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years ended December 31,
	2003	2002
	(In thousands)
Salaries and benefits	$7,537	$6,237
Premises and equipment expenses, net	1,731	1,715
Data processing fees	271	281
Data service bureau	589	541
Other expenses	2,538	2,240

Total noninterest expense	$12,666	$11,014

Employee compensation and benefits expenses increased $1.3 million or 20.8% during 2003 and reflects growth in the Company’s management and staff to 104 full-time-equivalent employees as of December 31, 2003. This increase is partially attributable to officers and staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2004 due to the increased needs at the offices as both lobby and support functions grow.

Non-staff expenses were $5.1 million for the year ended December 31, 2003 compared with $4.8 million for the year ended December 31, 2002, an increase of $300,000 or 6.3%. This increase also reflects the Company’s growth during 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratios were 63.4% and 62.3% for the years ended December 31, 2003 and 2002, respectively. The increase in the efficiency ratio in 2003 is primarily a result of the decline in the net interest margin.

FINANCIAL CONDITION

Total assets increased to $435.2 million at December 31, 2003, up $50.8 million or 13.2% from $384.4 million at December 31, 2002. Loans increased to $315.5 million at December 31, 2003 representing a growth of 7.4% over the $293.6 million in loans at December 31, 2002. Investment securities available for sale at December 31, 2003 were $61.5 million representing a growth of $52.5 million over December 31, 2002. Investment securities held to maturity were $22.4 million at December 31, 2003, a decline of $10.3 million over December 31, 2002.

Loan portfolio

The Bank’s primary lending focus is on middle-market commercial loans and owner-occupied real estate loans to local businesses. Typically, the Bank’s customers have financing requirements between $100,000 and $1,000,000. The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of consumer loan and commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment.

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

1-4 Family Residential

The Bank offers a variety of residential mortgage loan products. The Bank’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Bank generally requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 2003, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Bank rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All relationships above $1.0 million are evaluated and acted upon by the Loan Committee, while relationships in excess of $250,000 are subject to each banking office’s chief executive officer’s review and approval. All new and renewed loans greater than $100,000 are reported monthly to the Board of Directors. The Bank’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Bank’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Bank’s loan review and compliance personnel interact regularly with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Bank has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The following table summarizes the Bank’s loan portfolio by type of loan as of December 31, 2003 and 2002:

	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$120,667	38.2%	$123,699	42.1%
Real estate:
Commercial owner occupied and multi-family	103,312	32.7	90,268	30.8
Construction and land development	39,467	12.5	29,308	10.0
Residential 1-4 family	22,782	7.2	21,740	7.4
Consumer and other	29,258	9.4	28,540	9.7

Total loans	$315,486	100.0%	$293,555	100.0%

The contractual maturity ranges of the commercial business and construction loan portfolios and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2003 are summarized in the following table:

	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$62,623	$54,448	$3,596	$120,667
Real estate – construction and land development	17,735	21,414	318	39,467

Total	$80,358	$75,862	$3,914	$160,134

Loans with a predetermined interest rate	$19,273	$56,985	$3,587	$79,845
Loans with a floating interest rate	61,085	18,877	327	80,289

Total	$80,358	$75,862	$3,914	$160,134

Nonperforming assets

Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $477,000 at December 31, 2003, compared with $802,000 at December 31, 2002. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.15% and 0.26% at December 31, 2003 and 2002, respectively. The decline in nonperforming assets was primarily in the nonaccrual category which declined primarily through charge-offs.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$39	$772
Accruing loans 90 or more days past due	318	—
Other real estate and foreclosed property	120	30

Total nonperforming assets	$477	$802

Nonperforming assets to total loans and other real estate	0.15%	0.26%

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was approximately $23,000 and $25,000 for the years ended December 31, 2003 and 2002, respectively.

The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

Allowance for loan losses – Critical Accounting Policy

The Company considers its allowance for loan losses as a policy critical to its sound operations. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the years ended December 31, 2003 and 2002:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$3,236	$2,885
Provision for loan losses	1,730	2,095
Loans charged off:
Commercial loans	(1,121)	(1,732)
Consumer loans	(122)	(56)
Recoveries:
Commercial loans	54	26
Consumer loans	6	18

Net charge offs	(1,183)	(1,744)

Balance, end of year	$3,783	$3,236

Ratios:
Allowance to end of period loans	1.20%	1.10%
Net charge-offs to average loans outstanding during the period	0.40%	0.63%

The following table reflects the distribution of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.

	December 31,
	2003		2002
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(Dollars in Thousands)
Commercial	$1,445	38.2%	$1,566	42.1%
Real estate	1,982	52.4	1,396	48.2
Consumer and other	356	9.4	274	9.7

Total	$3,783	100.0%	$3,236	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. Federal regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and concentration exposure. Management of the Bank will monitor these conditions and is committed to maintaining an adequate allowance.

Investment securities

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. Fair value of investment securities changes daily based primarily on market rates. Losses shown in the tables below are temporary and in all cases have occurred during the past twelve months.

The amortized cost and approximate fair value of investment securities classified as available for sale held at December 31, 2003 and 2002 is as follows:

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$55,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

	December 31, 2002
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$2,054	$—	$—	$2,054
Mortgage-backed securities	6,120	—		6,120
Federal Reserve Bank stock	631	—	—	631
Federal Home Loan Bank stock	244	—	—	244

	$9,049	$—	$—	$9,049

The amortized cost and fair value of investment securities classified as held to maturity at December 31, 2003 and 2002 is as follows:

	December 31, 2003
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

	December 31, 2002
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$10,970	$85	$—	$11,011
Mortgage-backed securities	21,685	181	—	21,866

	$32,655	$266	$—	$32,877

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of December 31, 2003. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—	—	$—	—%	$55,085	3.18%	$55,085	3.18%
Municipal securities	—	—	982	2.92	—	—	—	—	982	2.92

	$—	—%	$982	2.92%	$—	—%	$55,085	3.18%	$56,067	3.18%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of December 31, 2003. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$1,002	2.94%	$9,329	2.78%	$—	—%	$—	—%	$10,331	2.79%
Mortgage-backed securities	—	—	1,088	4.27	—	—	10,979	3.30	12,067	3.39

	$1,002	2.94%	$10,417	2.93%	$—	—%	$10,979	3.30%	$22,398	3.11%

Deposits

The Bank’s deposits increased to $355.2 million at December 31, 2003, up from $349.1 million at December 31, 2002, an increase of $6.1 million or 1.7%. Management believes that the increase in noninterest-bearing deposits is more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $117.9 million at December 31, 2003, up from $106.0 million at December 31, 2002. For the year ended December 31, 2003, interest-bearing deposits decreased 2.4% from $243.1 million at December 31, 2002 to $237.3 million at December 31, 2003.

The daily average balances and weighted average rates paid on deposits for the years ended December 31, 2003 and 2002 are presented below:

	Years ended December 31,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Money market checking accounts	$22,418	0.39%	$17,633	0.84%
Money market and savings	117,212	0.68	112,637	1.37
Certificates of deposit	115,864	2.72	103,986	3.43

Total interest-bearing deposits	255,494	1.59	234,256	2.24
Noninterest-bearing deposits	110,450	—	88,121	—

Total deposits	$365,944	1.11%	$322,377	1.63%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in thousands)
Maturities of time deposits
Three months or less	$54,204	$41,376
Over 3 through 6 months	16,129	21,232
Over 6 through 12 months	13,919	17,359
Over 12 months	35,226	28,056

Total	$119,478	$108,024

Weighted average rate on time deposits	2.50%	3.12%

Other Borrowings

Short-term borrowings ranging from one to thirty days consist of federal funds purchased and other bank borrowings. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within five years. The increase in long-term borrowings resulted from a leverage strategy whereby the Bank borrowed funds from the Federal Home Loan Bank and used the proceeds to purchase investment securities. A positive spread was achieved from this transaction. Information relating to these borrowings for the years ended December 31, 2003 and 2002 is summarized as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Long-term borrowings:
Average	$23,753	$—
Period-end	$35,000	$—
Maximum month-end balance during period	$35,000	$—
Interest rate:
Weighted average for the period	1.95%	—%
Weighted average at period-end	1.92%	—%
Short-term borrowings:
Average	$4,981	$—
Period-end	$5,000	$—
Maximum month-end balance during period	$20,000	$—
Interest rate:
Weighted average for the period	1.14%	—%
Weighted average at period-end	1.21%	—%

Subordinated debentures

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

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets, and the interest income received from and interest expense paid to the Trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both other interest income and interest expense totaled $12,000 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002.

Liquidity

Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Bank holds securities maturing after one year, which can be sold to meet liquidity needs.

The Bank relies primarily on customer deposits and shareholders’ equity to fund interest-earning assets. The Federal Home Loan Bank (“FHLB”) is also a source of liquidity. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements.

Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Bank’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans.

Management believes the Bank has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Bank has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were approximately $35 million at December 31, 2003. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2003 was approximately $106.3 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

Republic Bancshares of Texas is a holding company and does not conduct operations; its primary sources of liquidity are dividends upstreamed from Republic National Bank. See “Regulations and Supervision-Dividend Restrictions” regarding such dividends.

The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2003 are presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term borrowings	$5,000	$—	$—	$—	$5,000
Long-term borrowings	5,000	27,500	2,500	—	35,000
Operating lease obligations	756	1,258	1,254	1,179	4,447

Total contractual obligations	$10,756	$28,758	$3,754	$1,179	$44,447

Interest Rate Sensitivity

Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (the “ALCO”), which is composed of senior officers of the Bank and two outside directors, in accordance with policies approved by the Bank’s Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The Committee reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

To effectively measure and manage interest rate risk, the Company uses simulation and analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of December 31, 2003, which may be not representative of average balances found at year end or any other time period. The analysis is a tool used by management that changes every month based on changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2003 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

		Increase (decrease) in net interest income
Changes in interest rates (basis points)	Estimated net interest income	Amount	Percent
	(Dollars in thousands)
+100	$19,164	$154	0.1%
0	$19,010	—	—
-100	$18,406	$(604)	(3.2)%

The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Company’s one-year cumulative GAP position at December 31, 2003 was a negative $8.0 million or (1.83%) of assets compared to a negative $14.1 million at December 31, 2002. The change from the prior year is not considered significant. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2003:

	1-6 Months	6-12 Months	1-3 Years	3-5 Years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$833	$—	$—	$—	$—	$833
Securities	14,356	23,252	18,206	28,108	—	83,922
Loans	147,105	27,577	79,205	56,890	4,709	315,486

Total interest-earning assets	162,294	50,829	97,411	84,998	4,709	400,241

Interest-bearing liabilities:
Demand, money market and savings deposits	117,778	—	—	—	—	117,778
Certificates of deposit and other time	70,780	14,165	6,398	28,135	—	119,478
Other borrowings	13,248	5,000	27,500	2,500	—	48,248

Total interest-bearing liabilities	201,806	19,165	33,898	30,635	—	285,504

Period GAP	$(39,512)	$31,664	$63,513	$54,363	$4,709	$114,737

Cumulative GAP at December 31, 2003	$(39,512)	$(7,848)	$55,665	$110,028	$114,737

Cumulative GAP at December 31, 2002	$(25,323)	$(14,140)	$64,601	$107,100	$111,891

Period GAP to total assets	-9.09%	7.29%	14.61%	12.51%	1.08%
Cumulative GAP to total assets	-9.09%	-1.81%	12.81%	25.32%	26.40%

Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$44,490	$1,320	$2,602	$307	$48,719
Standby letters of credit	2,410	575	—	—	2,985

Total financial instruments with off-balance sheet risk	$46,900	$1,895	$2,602	$307	$51,704

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

Capital resources

Shareholders’ equity increased to $30.0 million at December 31, 2003, up $4.0 million or 15.3% from $26.0 million at December 31, 2002 primarily from an increase in comprehensive income. The leverage ratio was 7.0% at December 31, 2003, compared with 6.9% at December 31, 2002.

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

	As of December 31, 2003
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$34,166	9.99%	$27,351	8.00%	$34,189	10.00%
Tier 1 capital (to risk-weighted assets)	30,383	8.89%	13,675	4.00%	20,513	6.00%
Tier 1 capital (to average assets)	30,383	7.02%	17,310	4.00%	21,638	5.00%

Bank
Total capital (to risk-weighted assets)	$41,115	12.05%	$27,300	8.00%	$34,125	10.00%
Tier 1 capital (to risk-weighted assets)	37,332	10.94%	13,650	4.00%	20,475	6.00%
Tier 1 capital (to average assets)	37,332	8.24%	18,114	4.00%	22,642	5.00%

	As of December 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$29,241	9.79%	$23,895	8.00%	$29,868	10.00%
Tier 1 capital (to risk-weighted assets)	26,005	8.71%	11,947	4.00%	17,921	6.00%
Tier 1 capital (to average assets)	26,005	6.91%	15,059	4.00%	18,824	5.00%

Bank
Total capital (to risk-weighted assets)	$36,137	12.11%	$23,877	8.00%	$29,847	10.00%
Tier 1 capital (to risk-weighted assets)	32,901	11.02%	11,939	4.00%	17,908	6.00%
Tier 1 capital (to average assets)	32,901	8.74%	15,058	4.00%	18,823	5.00%

ITEM 8. FINANCIAL STATEMENTS

Reference is made to the financial statements, the report thereon, the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two-year period ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) to be filed with the Commission within 120 days after December 31, 2003, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization by and among Republic Bancshares of Texas, Inc., Republic National Bank and RBT Holdings, Inc. dated as of May 30, 2001 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2001 (the “Form 8-K”)).

3.1	Articles of Incorporation of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K).

3.2	Bylaws of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K).

4.1	Specimen certificate for shares of Common Stock of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K).

10.1+	Republic Bancshares of Texas, Inc. 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70458).

10.2	Republic Bancshares of Texas, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-70456).

21.1	Subsidiaries of Republic Bancshares of Texas, Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 8-K).

23.1*	Consent of KPMG LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Represents Management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2003.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Republic Bancshares of Texas, Inc.
(Registrant)

By:	/s/ R. John McWhorter
R. John McWhorter
Secretary, Treasurer and Chief Financial Officer

Dated: March 5, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. This report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C.P. Bryan C. P. Bryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ R. John McWhorter R. John McWhorter	Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 5, 2004

/s/ Gerald W. Bodzy Gerald W. Bodzy	Director	March 5, 2004

/s/ Donn C. Fullenweider Donn C. Fullenweider	Director	March 5, 2004

/s/ James C. Hassell James C. Hassell	Director	March 5, 2004

/s/ Wayne C. Owen Wayne C. Owen	Director	March 5, 2004

Republic Bancshares of Texas, Inc. and Subsidiaries

Independent Auditors’ Report

The Board of Directors and Shareholders

Republic Bancshares of Texas, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares of Texas, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares of Texas, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Houston, Texas

February 20, 2004

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003	2002
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$19,998	$22,707
Federal funds sold and other	833	19,684

Total cash and cash equivalents	20,831	42,391

Investment securities available for sale (note 2)	61,524	9,049
Investment securities held to maturity (note 2)	22,398	32,655

Loans (note 3)	315,486	293,555
Less: Allowance for loan losses (note 3)	(3,783)	(3,236)

Loans, net	311,703	290,319

Premises and equipment, net (note 4)	6,560	6,987
Accrued interest receivable	1,516	1,434
Other assets (notes 5)	10,686	1,584

Total assets	$435,218	$384,419

Liabilities and shareholders’ equity
Liabilities:
Deposits: (note 6)
Noninterest-bearing	$117,925	$106,031
Interest-bearing	237,256	243,052

Total deposits	355,181	349,083
Subordinated debentures (note 8)	8,248	8,248
Accrued interest payable	502	425
Other borrowings (note 7)	40,000	—
Other liabilities	1,284	658

Total liabilities	405,215	358,414

Commitments and contingencies (note 13)
Shareholders’ equity (notes 11 and 14)
Common stock, $1 par value; 5,000,000 shares authorized, 1,944,565 issued and outstanding as of December 31, 2003 and 1,934,311 issued and outstanding as of December 31, 2002	1,945	1,934
Additional paid-in capital	19,383	19,253
Accumulated other comprehensive loss, net of tax	(190)	—
Retained earnings	8,865	4,818

Total shareholders’ equity	30,003	26,005

Total liabilities and shareholders’ equity	$435,218	$384,419

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2003	2002
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$20,079	$20,301
Investment securities	2,567	425
Federal funds sold and other	154	532

Total interest income	22,800	21,258

Interest expense:
Interest-bearing deposits	4,028	5,258
Other borrowings	519	—
Subordinated debentures	397	14

Total interest expense	4,944	5,272

Net interest income	17,856	15,986
Provision for loan losses	1,730	2,095

Net interest income after provision for loan losses	16,126	13,891

Noninterest income:
Service charges on deposit accounts	1,547	1,181
Other noninterest income	581	524
Gain on sale of securities, net	516	—

Total noninterest income	2,644	1,705

Noninterest expense:
Salaries and employee benefits	7,537	6,237
Occupancy expense	1,284	1,242
Premises and equipment expense	447	473
Service bureau fees	589	541
Data processing fees	271	281
Other	2,538	2,240

Total noninterest expense	12,666	11,014

Income before federal income tax provision (benefit)	6,104	4,582
Federal income tax provision (benefit) (note 9)
Current	2,224	1,595
Deferred	(167)	(14)

Total federal income tax provision	2,057	1,581

Net income	$4,047	$3,001

Earnings per common share:
Basic	$2.09	$1.56
Diluted	$2.00	$1.49

Shares used in computing per share data:
Basic	1,938,398	1,927,619
Diluted	2,023,009	2,007,585

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	Shares	Dollars
	(Dollars in thousands)
Balance at December 31, 2001	1,923	$1,923	$19,115	$—	$1,817	$22,855

Issuance of common stock	7	7	92	—	—	99

Exercise of stock options	4	4	46	—	—	50

Comprehensive income
Net Income					3,001	3,001
Net change in unrealized appreciation/(depreciation) on securities available for sale, net of deferred taxes of $0	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	3,001

Balance at December 31, 2002	1,934	$1,934	$19,253	$—	$4,818	$26,005

Issuance of common stock	8	8	109	—	—	117

Exercise of stock options	3	3	31	—	—	34

Other	—	—	(10)	—	—	(10)

Comprehensive income:
Net income	—	—	—	—	4,047	4,047
Net change in unrealized appreciation/(depreciation) on securities available for sale, net of deferred taxes of $97	—	—	—	151	—	151
Reclassification adjustment for gains included in net income, net of deferred taxes of $175	—	—	—	(341)	—	(341)

Total comprehensive income	—	—	—	—	—	3,857

Balance at December 31, 2003	1,945	$1,945	$19,383	$(190)	$8,865	$30,003

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,047	$3,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	643	636
Net amortization of premium on investment securities	954	44
Amortization of issuance costs on subordinated debentures	25	1
Provision for loan losses	1,730	2,095
Deferred income tax benefit	(167)	(14)
Gain on sales of securities	(516)	—
Increase in accrued interest receivable	(82)	(326)
Increase in other assets	(214)	(293)
Decrease in accrued interest payable	77	(122)
Decrease in other liabilities	626	4

Net cash provided by operating activities	7,123	5,026

Cash flows from investing activities:
Net increase in loans	(23,114)	(36,812)
Principal paydowns and sales of investment securities available for sale	68,081	—
Principal paydowns and calls of investment securities held to maturity	12,846	913
Purchase of investment securities available for sale	(120,870)	(8,420)
Purchase of investment securities held to maturity	(3,000)	(33,116)
Purchase of bank-owned life insurance policies	(8,500)	—
Purchase of bank premises and equipment	(365)	(79)

Net cash used in investing activities	(74,922)	(77,514)

Cash flows from financing activities:
Net increase in deposits	6,098	60,942
Net proceeds from issuance of subordinated debentures	—	7,760
Proceeds from other borrowings	40,000	—
Proceeds from the sale of common stock	117	99
Proceeds from exercise of stock options	34	50
Other	(10)	—

Net cash provided by financing activities	46,239	68,851

Net decrease in cash and cash equivalents	(21,560)	(3,637)

Cash and cash equivalents at beginning of year	42,391	46,028

Cash and cash equivalents at end of year	$20,831	$42,391

Supplemental disclosure of cash flow information:
Interest paid	$4,867	$5,394
Taxes paid	$2,360	$1,581

See accompanying notes to consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

The Bank offers a full range of banking services through six banking offices located in the Houston metropolitan area. The accounting and reporting policies of the Company, RBT and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

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

Cash and interest-bearing demand deposits of approximately $5.0 million and $6.6 million at December 31, 2003 and 2002, respectively, are maintained to satisfy the Federal Reserve requirement.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Provision and allowance for loan losses

The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to reflect the risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company’s commercial loan portfolio, the

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral and the evaluation of its loan portfolio by the loan review function.

The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses which vary from management’s current estimates. Adjustments to the allowance for loan losses are reported in the period such adjustments become known or are reasonably estimable.

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

Federal income taxes

Deferred income taxes are provided utilizing the asset and liability method whereby deferred income tax assets or liabilities are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred issuance costs

The Company capitalizes all costs related to the issuance of subordinated debentures. The unamortized issuance costs at December 31, 2003 of approximately $220,000 are included in other assets in the consolidated balance sheet. Deferred issuance costs are amortized over ten years and included as interest expense on subordinated debentures in the consolidated statements of income.

Earnings per share

Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders by the sum of the weighted average number of common shares outstanding and the effect of all potential dilutive common shares outstanding for the period.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Statement No. 123 (Statement 123), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2003 and 2002.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (see recent accounting pronouncements), the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years ended December 31,
	2003	2002
	(In thousands, except per share amounts)
Net income as reported	$4,047	$3,001
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(78)	(80)

Pro forma net income	$3,969	$2,921

Earnings per share:
Basic - as reported	$2.09	$1.56

Basic - pro forma	$2.05	$1.52

Diluted - as reported	$2.00	$1.49

Diluted - pro forma	$1.96	$1.45

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Impaired loans

In accordance with FASB Statement No. 114, (Statement 114) Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

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

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In December 2002, the FASB issued Statement No. 148 (Statement 148), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of the disclosure provision of Statement No. 148 as of December 31, 2002 had no effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was revised and reissued in December 2003.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets, and the interest income received from and interest expense and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both other interest income and interest expense totaled $12,000 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (Statement 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified subordinated debentures as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to 2003 presentation with no effect on net income or shareholders’ equity as previously reported.

(2) Investment securities available for sale

The amortized cost and fair value of securities available for sale is as follows:

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$55,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	December 31, 2002
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$2,054	$—	$—	$2,054
Mortgage-backed securities	6,120	—		6,120
Federal Reserve Bank stock	631	—	—	631
Federal Home Loan Bank stock	244	—	—	244

	$9,049	$—	$—	$9,049

Fair value of investment securities changes daily based primarily on market rates. Losses shown in the tables below are temporary and in all cases have occurred during the past twelve months.

	December 31, 2003
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$55,085	$479	$—	$—	$55,085	$479
Municipal securities	982	8	—	—	982	8

	$56,067	$487	$—	$—	$56,067	$487

Investment securities held to maturity

The amortized cost and fair value of investment securities classified as held to maturity is as follows:

	December 31, 2003
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	December 31, 2002
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,970	$85	$—	$11,011
Mortgage-backed securities	21,685	181	—	21,866

	$32,655	$266	$—	$32,877

Fair value of investment securities changes daily based primarily on market rates. Losses shown in the tables below are temporary and in all cases have occurred during the past twelve months.

	December 31, 2003
	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government and agency securities	$10,398	$—	$—	$—	$10,398	$—
Mortgage-backed securities	12,121	42	—	—	12,121	42

	$22,519	$42	$—	$—	$22,519	$42

There were $3.1 million and $1.5 million at December 31, 2003 and 2002, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of December 31, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—	—	$—	—%	$55,085	3.18%	$55,085	3.18%
Municipal securities	—	—	982	2.92	—	—	—	—	982	2.92

	$—	—%	$982	2.92%	$—	—%	$55,085	3.18%	$56,067	3.18%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of December 31, 2003. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2003
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$1,002	2.94%	$9,329	2.78%	$—	—%	$—	—%	$10,331	2.79%
Mortgage-backed securities	—	—	1,088	4.27	—	—	10,979	3.30	12,067	3.39

	$1,002	2.94%	$10,417	2.93%	$—	—%	$10,979	3.30%	$22,398	3.11%

(3) Loans

A summary of loans at December 31, 2003 and 2002 follows:

	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$120,667	38.2%	$123,699	42.1%
Real estate:
Commercial owner occupied and multi-family	103,312	32.7	90,268	30.8
Construction and land development	39,467	12.5	29,308	10.0
Residential 1-4 family	22,782	7.2	21,740	7.4
Consumer and other	29,258	9.4	28,540	9.7

Total loans	$315,486	100.0%	$293,555	100.0%

All loans to directors and officers of the Company and the Bank and principal shareholders of the Company and associates of such persons are, in the opinion of management, made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of like quality and risk of collectibility. The outstanding balance of such loans as of December 31, 2003 and 2002 was approximately $4.1 million and $4.9 million, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

At December 31, 2003 and 2002, the Company had no recorded investment in impaired loans. At December 31, 2003 and 2002, the Company had an allowance for loan losses of $3.8 million and $3.2 million respectively. Management believes the allowance is adequate to cover probable losses inherent in the loan portfolio. Three nonaccrual loans totaling $39,000 existed at December 31, 2003 and five nonaccrual loans with a balance of $772,200 existed at December 31, 2002.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2002 and 2001:

	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$3,236	$2,885
Provision for loan losses	1,730	2,095
Loans charged off, net of recoveries	(1,183)	(1,744)

Balance, end of year	$3,783	$3,236

(4) Premises and equipment

A summary of premises and equipment, at cost, and accumulated depreciation follows:

	2003	2002
	(Dollars in thousands)
Land	$729	$729
Buildings and leasehold improvements	4,505	4,466
Furniture and equipment	3,461	3,359

Subtotal	8,695	8,554
Less: accumulated depreciation	(2,135)	(1,567)

Premises and equipment, net	$6,560	$6,987

Depreciation expense for the years ended December 31, 2003 and 2002 was approximately $643,000 and $636,000, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(5) Other assets

Other assets consist of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Other real estate and foreclosed property	$120	$30
Deferred income taxes	810	546
Cash value of Bank-owned life insurance	8,617	—
Other	1,139	1,008

	$10,686	$1,584

(6) Deposits

The Company offers a variety of deposit products having a wide range of interest rates and terms. The Company relies on competitive pricing policies and customer service to attract and retain these deposits. At both December 31, 2003 and 2002 the Company had no brokered deposits and does not anticipate having any in the foreseeable future. Deposits provide the primary source of funding for the Company’s lending and investing activities, and the interest paid for deposits must be managed carefully to help maintain the Company’s interest margin.

The Company’s ratio of average non-interest bearing demand deposits to average total deposits for the years ended December 31, 2003 and 2002 was 30.2% and 27.3% respectively.

Deposits, their stated rates and the related weighted average interest rates at December 31, 2003 and 2002 are summarized below (dollars in thousands):

	2003		2002
	Stated rate	Amount	Stated rate	Amount
Noninterest-bearing deposits	0.00%	$117,925	0.00%	$106,031

Interest-bearing deposits:
Interest-bearing checking	0.10-0.65	27,381	0.20-0.90	20,127
Savings deposits	0.25	3,542	0.40-0.65	2,302
Money market demand deposits	0.40-0.65	86,855	0.40-0.95	112,597

Certificate accounts	Less than 2.00	46,160	Less than 2.00	27,489
	2.00-2.99	34,124	2.00-2.99	24,742
	3.00-3.99	15,405	3.00-3.99	18,543
	4.00-4.99	7,828	4.00-4.99	16,392
	5.00-5.99	12,336	5.00-5.99	15,926
	6.00-6.99	2,989	6.00-6.99	3,776
	7.00-7.99	636	7.00-7.99	1,158

Total interest-bearing deposits		237,256		243,052

Total deposits		$355,181		$349,083

Weighted average rate		0.95%		1.32%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Interest expense on time deposits in denominations of $100,000 or more was approximately $2,467,000 and $2,642,000 during the years ended December 31, 2003 and 2002, respectively.

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of funds. The following table presents the maturities of time deposits as of December 31, 2003:

(In thousands)
Maturities of time deposits
Three months or less	$54,204
Over 3 through 6 months	16,129
Over 6 through 12 months	13,919
Over 12 months	35,226

Total	$119,478

Weighted average rate on time deposits	2.50%

(7) Other Borrowings

Short-term borrowings ranging from one to thirty days consist of federal funds purchased and other bank borrowings. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within five years. The increase in long-term borrowings resulted from a leverage strategy whereby the bank borrowed funds from the Federal Home Loan Bank and used the proceeds to purchase investment securities. A positive spread was achieved from this transaction. Information relating to these borrowings for the years ended December 31, 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Long-term borrowings:
Average	$23,753	$—
Period-end	$35,000	$—
Maximum month-end balance during period	$35,000	$—
Interest rate:
Weighted average for the period	1.95%	—%
Weighted average at period-end	1.92%	—%
Short-term borrowings:
Average	$4,981	$—
Period-end	$5,000	$—
Maximum month-end balance during period	$20,000	$—
Interest rate:
Weighted average for the period	1.14%	—%
Weighted average at period-end	1.21%	—%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(8) Subordinated debentures

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

The Company received net proceeds of $7.76 million. The Company invested $7.0 million of the proceeds into the Bank. The remaining funds will be used for the general corporate purposes. The issuance cost of the subordinated debentures was $245,000 and is carried in other assets on the consolidated balance sheets. At December 31, 2003, the unamortized cost was $220,000. This cost is being amortized over ten years as interest expense on subordinated debentures in the consolidated statements of income.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the Trust being included in the consolidated balance sheets as other assets and subordinated debentures, and the interest income received from and interest expense paid to the Trusts, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $12,000 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(9) Federal income taxes

A net deferred tax asset of approximately $812,000 and $546,000 is included in other assets at December 31, 2003 and 2002, respectively. The deferred tax assets relate primarily to the allowance for loan losses at December 31, 2003 and 2002.

The income tax provision (benefit) for the years ended December 31, 2003 and 2002 is composed of the following:

	2003	2002
Current	$2,224	$1,595
Deferred	(167)	(14)

Total	$2,057	$1,581

A valuation allowance for the deferred tax assets has not been recorded as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The income tax expense for the years ended December 31, 2003 and 2002 differs from the amount computed applying the federal income tax rate of 34% to income before federal income tax provision due primarily to tax-exempt income.

The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows:

	Years ended December 31,
	2003	2002
Statutory federal income tax rate	34.00%	34.00%
Tax-exempt income from Bank-owned life insurance	(0.65)	—
Tax-exempt interest income	(0.06)	—
Other	0.41	0.50

Effective income tax rate	33.70%	34.50%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(10) Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Unfunded loan commitments including unfunded lines of credit	$44,490	$1,320	$2,602	$307	$48,719
Standby letters of credit	2,410	575	—	—	2,985

Total financial instruments with off-balance sheet risk	$46,900	$1,895	$2,602	$307	$51,704

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

(11) Compensation plans

Employee stock purchase plan

The Employee Stock Purchase Plan authorizes the offer and sale of up to 300,000 shares of Common Stock to employees of the Company and its subsidiaries, including the Bank. The Purchase Plan is implemented through three-month purchase periods beginning every January 1, April 1, July 1 and October 1. The offering price per share is an amount equal to 85% of the fair market value of the Common Stock on the last day of the applicable purchase period. The Purchase Plan was implemented in August 2001, and for the years ended December 31, 2003 and 2002, a total of 7,654 shares and 6,890 shares respectively, were sold.

401(k) plan

The Board of Directors has approved a 401(k) plan for employees of the Bank. As of December 31, 2003, the Bank matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s annual compensation. For the years ended December 31, 2003 and 2002 the Bank contributed approximately $130,000 and $112,000 respectively, to the plan.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

A summary of the stock option activity for the years ended December 31, 2003 and 2002 is as follows:

	2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	230,200	$11.17	228,500	$11.01
Granted	24,750	17.48	7,000	17.00
Exercised	(2,600)	12.85	(4,000)	12.50
Forfeited	(4,400)	13.32	(1,300)	10.96

Outstanding at end of year	247,950	$11.74	230,200	$11.17

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2003 and 2002:

		Options outstanding		Options exercisable
December 31,	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares	Weighted average exercise price
2003	247,950	6.37 years	$11.74	151,700	$10.63
2002	230,200	6.79 years	$11.17	136,000	$10.51

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model (excluding a volatility assumption) with the following weighted average assumptions as of December 31, 2003 and 2002:

	2003	2002
Assumptions:
Risk-free interest rate	2.3%	3.2%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(12) Earnings per common share is computed as follows:

	Years ended December 31,
	2003	2002
	(Dollars in thousands, except per share data)
Net income	$4,047	$3,001

Divided by average common shares and common share equivalents:
Average common shares	1,938	1,928
Average common shares issuable under the stock option plans	85	80

Total average common shares and common share equivalents	2,023	2,008

Basic earnings per common share	$2.09	$1.56

Diluted earnings per common share	$2.00	$1.49

(13) Commitments and contingencies

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

December 31, 2003 and 2002

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at December 31, 2003 and 2002 are $51,704,000 and $50,520,000, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Lease commitments

The Company is lessee under operating leases for real estate used for various banking offices. The approximate minimum lease payments under these leases, at December 31, 2003, for the periods shown are:

Year ending December 31,	Amount
(In thousands)
2004	$756
2005	635
2006	623
2007	625
2008	629
Thereafter	1,179

$4,447

It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

Rent expense under the noncancelable operating leases aggregated approximately $783,000 and $754,000 for the years ended December 31, 2003 and 2002, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(14) Regulatory matters

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

As of December 31, 2003, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based ratio of 8.0%, Tier 1 risk-based ratio of 4.0% and Tier 1 leverage ratio of 4.0% as set forth in the following table. The Company and the Bank both maintained ratios in excess of these requirements. There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

The Company’s and Bank’s regulatory capital amounts and ratios in relation to their current existing regulatory capital requirements for capital adequacy purposes are as follows:

	As of December 31, 2003
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$34,166	9.99%	$27,351	8.00%	$34,189	10.00%
Tier 1 capital (to risk-weighted assets)	30,383	8.89%	13,675	4.00%	20,513	6.00%
Tier 1 capital (to average assets)	30,383	7.02%	17,310	4.00%	21,638	5.00%

Bank
Total capital (to risk-weighted assets)	$41,115	12.05%	$27,300	8.00%	$34,125	10.00%
Tier 1 capital (to risk-weighted assets)	37,332	10.94%	13,650	4.00%	20,475	6.00%
Tier 1 capital (to average assets)	37,332	8.24%	18,114	4.00%	22,642	5.00%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	As of December 31, 2002
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$29,241	9.79%	$23,895	8.00%	$29,868	10.00%
Tier 1 capital (to risk-weighted assets)	26,005	8.71%	11,947	4.00%	17,921	6.00%
Tier 1 capital (to average assets)	26,005	6.91%	15,059	4.00%	18,824	5.00%

Bank
Total capital (to risk-weighted assets)	$36,137	12.11%	$23,877	8.00%	$29,847	10.00%
Tier 1 capital (to risk-weighted assets)	32,901	11.02%	11,939	4.00%	17,908	6.00%
Tier 1 capital (to average assets)	32,901	8.74%	15,058	4.00%	18,823	5.00%

For the foreseeable future, the Company does not plan to pay dividends, but instead will retain all earnings to support the growth of the Company.

(15) Disclosures about fair values of financial instruments

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

Investment securities available for sale

Fair values of investment securities available for sale are estimated based on quoted market prices. The fair value of stock in the Federal Home Loan Bank of Dallas and the Federal Reserve Bank is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and transactions in the stock are executed at the stated par value.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Investment securities held to maturity

Fair values of investment securities held to maturity are estimated based on quoted market prices.

Loans

The fair value of loans was estimated based on the current market interest rates for similar loans, the remaining maturity, and credit risk. At December 31, 2003 and 2002, approximately 36.4% and 41.3%, respectively, of the Bank’s loans have variable rates that generally change with market rates. Consequently, the estimated fair value of these variable rate loans approximates the carrying amount adjusted for anticipated losses as reflected by the allowance for credit losses. The fair value of fixed rate loans has been estimated by discounting estimated cash flows using current rates at which similar loans would be made.

The fair values of the Company’s lending commitments, letters of credit, commitments to sell loans and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using a discounted cash flow analysis, using interest rates currently being offered on certificates with similar remaining maturities.

Other Borrowings

The carrying amounts of borrowings are estimated using a discounted cash flow analysis, using interest rates currently being offered on borrowings with similar remaining maturities.

Accrued interest receivable and payable

The carrying amounts of accrued interest approximate their fair values.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$20,831	$20,831	$42,391	$42,391
Investment securities available for sale	61,524	61,524	9,049	9,049
Investment securities held to maturity	22,398	22,519	32,655	32,877
Loans, net	311,703	312,666	290,319	294,902
Accrued interest receivable	1,561	1,561	1,434	1,434

Financial liabilities:
Deposits	$355,181	$360,460	$349,083	$353,153
Other borrowings	40,000	40,466	—	—
Accrued interest payable	502	502	425	425
Subordinated debentures	8,248	8,248	8,248	8,248

The fair value of the Company’s off-balance sheet instruments was immaterial at December 31, 2003 and 2002.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since these dates and, therefore, current estimates of fair value may differ from the amounts presented herein.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(16) Parent company financial information

Condensed financial information for Republic Bancshares of Texas, Inc. is as follows:

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$705	$839
Other assets	573	516
Investment in RBT Holdings, Inc.	37,060	32,913

Total assets	$38,338	$34,268

Liabilities and shareholders’ equity
Liabilities:
Subordinated debentures	8,248	8,248
Accrued interest payable	87	15

Total liabilities	8,335	8,263

Shareholders’ equity	30,003	26,005

Total liabilities and shareholders’ equity	$38,338	$34,268

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Income:
Equity in undistributed earnings of subsidiaries	$4,338	$3,057
Interest income	12	—
Expense:
Interest expense on subordinated debentures	409	14

Other expense	46	72

Income before income tax benefit	3,896	2,971
Income tax benefit	(151)	(30)

Net Income	$4,047	$3,001

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities
Net income	$4,047	$3,001
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(4,338)	(3,057)
Increase in other assets	(56)	(28)
Increase in accrued interest payable	72	14

Net cash used in operating activities	(275)	(70)

Cash flows from investing activities
Investment in RBT Holdings, Inc.	—	(7,006)
Net proceeds from issuance of subordinated debentures	—	7,760

Net cash provided by investing activities	—	754

Cash flows from financing activities
Proceeds from sale of common stock	117	99
Exercise of stock options	34	50
Other	(10)	—

Net cash provided by financing activities	141	149

Net (decrease) increase in cash and cash equivalents	(134)	833
Cash and cash equivalents at beginning of year	839	6

Cash and cash equivalents at end of year	$705	$839