Form 10QSB
period 2004-03-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2004-04-30
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

77069

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 28, 2004, there were 1,951,998 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$26,189	$19,998
Federal funds sold and other	235	833

Total cash and cash equivalents	26,424	20,831

Investment securities available for sale	66,923	61,524
Investment securities held to maturity	20,160	22,398

Loans (note 2)	335,933	315,486
Less: Allowance for loan losses (note 2)	(4,132)	(3,783)

Loans, net	331,801	311,703

Premises and equipment, net	6,519	6,560
Accrued interest receivable	1,665	1,516
Other assets	10,590	10,686

Total assets	$464,082	$435,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$126,764	$117,925
Interest-bearing	260,670	237,256

Total deposits	387,434	355,181
Subordinated debentures	8,248	8,248
Accrued interest payable	595	502
Other borrowings (note 5)	35,200	40,000
Other liabilities	1,287	1,284

Total liabilities	432,764	405,215

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized, 1,951,998 issued and outstanding as of March 31, 2004 and 1,944,565 issued and outstanding as of December 31, 2003	1,952	1,945
Additional paid-in capital	19,479	19,383
Accumulated other comprehensive loss, net of tax	(139)	(190)
Retained earnings	10,026	8,865

Total shareholders’ equity	31,318	30,003

Total liabilities and shareholders’ equity	$464,082	$435,218

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended March 31,
(Dollars in thousands, except per share data)	2004	2003
	(unaudited)
Interest income:
Loans, including fees	$5,187	$5,029
Investment securities	640	402
Federal funds sold and other	14	69

Total interest income	5,841	5,500

Interest expense:
Interest-bearing deposits	933	1,098
Other borrowings	178	7
Subordinated debentures	96	105

Total interest expense	1,207	1,210

Net interest income	4,634	4,290
Provision for loan losses	450	420

Net interest income after provision for loan losses	4,184	3,870

Noninterest income:
Service charges on deposits	425	354
Other noninterest income	403	122

Total noninterest income	828	476

Noninterest expense:
Salaries and employee benefits	2,083	1,791
Occupancy expense	349	323
Premises and equipment expense	120	125
Service bureau fees	147	149
Data processing fees	63	64
Other	525	683

Total noninterest expense	3,287	3,135

Income before income tax provision	1,725	1,211
Provision for income taxes	564	417

Net income	$1,161	$794

Earnings per common share:
Basic	$0.60	$0.41
Diluted	$0.57	$0.39

Shares used in computing per share data:
Basic	1,947,954	1,935,000
Diluted	2,044,369	2,017,000

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
(Dollars in thousands)	Shares	Dollars
	(Unaudited)
Balance at December 31, 2003	1,945	$1,945	$19,383	$(190)	$8,865	$30,003

Issuance of common stock	4	4	67			71

Exercise of stock options	3	3	29			32

Comprehensive income
Net income for the three months ended March 31, 2004					1,161	1,161
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $26				51		51

Total comprehensive income						1,212

Balance at March 31, 2004	1,952	$1,952	$19,479	$(139)	$10,026	$31,318

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Three months ended March 31,
(Dollars in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$1,161	$794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163	161
Net amortization of premium on investment securities	146	90
Amortization of issuance costs on subordinated debentures	6	6
Provision for loan losses	450	420
Deferred income tax expense (benefit)	62	(75)
Increase in accrued interest receivable	(149)	(107)
(Increase) decrease in other assets	2	(33)
Decrease in accrued interest payable	93	81
Decrease in other liabilities	3	448

Net cash provided by operating activities	776	1,785

Cash flows from investing activities:
Net increase in loans	(20,548)	(521)
Principal paydowns of securities available for sale	2,931	85
Principal paydowns and maturities of securities held to maturity	2,183	1,656
Purchase of investment securities available for sale	(8,344)	(36,357)
Purchase of investment securities held to maturity	—	(3,000)
Purchases of bank premises and equipment	(122)	(10)

Net cash used in investing activities	(23,900)	(38,147)

Cash flows from financing activities:
Net increase in deposits	32,253	34,120
Increase (decrease) in other borrowings	(4,800)	10,000
Proceeds from the sale of common stock	71	23
Proceeds from exercise of stock options	32	9

Net cash provided by financing activities	27,556	44,152

Net increase in cash and cash equivalents	5,593	7,790

Cash and cash equivalents at beginning of period	20,831	42,391

Cash and cash equivalents at end of period	$26,424	$50,181

Supplemental disclosure of cash flow information:
Interest paid	$1,114	$1,126
Taxes paid	$141	$155

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2004, consolidated results of operations for the three months ended March 31, 2004 and 2003, cash flows for the three months ended March 31, 2004 and 2003, and the changes in shareholders’ equity for the three months ended March 31, 2004. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first three months of 2004 are not necessarily indicative of the results of operations for a full-year period.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or shareholders’ equity.

Stock-based compensation

FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2004 and 2003.

In accordance with FASB Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(In thousands, except per share amounts)	2004	2003
Net income as reported	$1,161	$794
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(11)	(18)

Pro forma net income	$1,150	$776

Earnings per share:
Basic—as reported	$0.60	$0.41

Basic—pro forma	$0.59	$0.40

Diluted—as reported	$0.57	$0.39

Diluted—pro forma	$0.56	$0.38

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of March 31, 2004. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per common share is computed as follows:

	Three months ended March 31,
(In thousands, except per share data)	2004	2003
Net income	$1,161	$794

Divided by average common shares and common share equivalents:
Average common shares	1,948	1,935
Average common shares issuable under the stock option plans	96	82

Total average common shares and common share equivalents	2,044	2,017

Basic earnings per common share	$0.60	$0.41

Diluted earnings per common share	$0.57	$0.39

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

(5) Other borrowings

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements. Unused borrowing capacity at March 31, 2004 was $137.6 million. At March 31, 2004, the contractual maturities of these borrowing are as follows:

Date of Issuance	Term	Rate	Amount
March 23, 2003	2 yrs	1.990%	$10,000
April 24, 2003	1 yr	1.400	5,000
April 24, 2003	3 yrs	2.534	7,500
April 24, 2003	4 yrs	3.028	2,500
June 9, 2003	2 yrs	1.386	10,000
March 31, 2004	1 day	1.285	200

			$35,200

(6) Recent accounting pronouncements

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

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets, and the interest income received from and interest expense and paid to the trusts, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both interest income and interest expense totaled $3,000 for the period ended March 31, 2004 and March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first three months of 2004 are not necessarily indicative of the results of operations for a full-year period.

For The Three Months Ended March 31, 2004 and 2003

OVERVIEW

For the three months ended March 31, 2004, the Company had net income of $1.2 million, diluted earnings per share of $0.57 and a return on average equity of 15.14% compared with net income of $794,000, diluted earnings per share of $0.39 and a return on average equity of 12.19% for the three months ended March 31, 2003. Return on average assets for the three months ended March 31, 2004 and 2003 was 1.04% and 0.82%, respectively.

For the three months ended March 31, 2004, the net interest margin and the net interest rate spread were 4.50% and 4.05%, respectively, compared with 4.77% and 4.27%, respectively, for the three months ended March 31, 2003.

At March 31, 2004, the Company had total assets of $464.1 million, total loans of $335.9 million, total deposits of $387.4 million and shareholders’ equity of $31.3 million. At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million. The amounts at March 31, 2004 reflect an increase of $28.9 million or 6.6% in assets, $20.4 million or 6.5% in loans, $32.3 million or 9.1% in deposits and $1.3 million or 4.4% in shareholders’ equity compared with the amounts at December 31, 2003.

RESULTS OF OPERATIONS

Net interest income

Net interest income represents the amount by which interest income on interest-earning assets, including investment securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowings. Net interest income is the principal source of the Company’s income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income was $4.6 million for the three months ended March 31, 2004 as compared to $4.3 million for the three months ended March 31, 2003. This represents an increase of $300,000 or 7.0%. This was the result of an increase in the average interest-earning asset base of $49.4 million which consisted of an increase of $37.8 million in investments, and $29.0 million in loans which was partially offset by a decrease of $17.4 million in federal funds sold and other. Average interest-bearing liabilities grew $34.8 million. Net interest margin declined 28 basis points during the year. Interest-earning assets contributed $779,000 of the growth in net interest income which was partially offset $500,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout the first quarter of 2004.

The Company’s average deposits grew from $358.2 million in the three months ended March 31, 2003 to $372.2 million in the three months ended March 31, 2004, an increase of $14.0 million or 3.9%. Growth in noninterest-bearing deposits accounted for $15.4 million in growth. For the three months ended March 31, 2004 and 2003, the Company posted a net interest margin of 4.50% and 4.77%, respectively.

The following table presents, for the three months ended March 31, 2004 and 2003, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance. No tax equivalent adjustments were made and nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$323,589	$5,187	6.45%	$294,578	$5,029	6.92%
Securities	84,209	640	3.06	46,401	402	3.51
Federal funds sold & other	6,315	14	0.89	23,722	69	1.18

Total interest-earning assets	414,113	5,841	5.67%	364,701	5,500	6.12%

Less allowance for loan losses	(3,881)			(3,332)

Total earning assets, net of allowance	410,232			361,369
Nonearning assets	39,749			33,607

Total assets	$449,981			$394,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$24,656	$21	0.34%	$19,237	$20	0.42%
Money market and savings deposits	108,964	161	0.59	126,392	249	0.80
Certificates of deposit	120,972	751	2.50	110,376	829	3.05
Other borrowings	37,107	178	1.93	888	7	3.20
Subordinated debentures	8,248	96	4.68	8,248	105	5.16

Total interest-bearing liabilities	299,947	1,207	1.62%	265,141	1,210	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	117,579			102,198
Other liabilities	1,588			1,223

Total liabilities	419,114			368,562
Shareholders’ equity	30,867			26,414

Total liabilities and shareholders’ equity	$449,981			$394,976

Net interest income		$4,634			$4,290

Net interest spread			4.05%			4.27%

Net interest margin			4.50%			4.77%

The following table presents the effects of changes in volume, rate and days on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three Months ended March 31, 2004 vs. 2003
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Days	Total
Interest-earning assets:
Loans	$501	$(399)	$56	$158
Securities	330	(97)	5	238
Federal funds sold & other	(52)	(4)	1	(55)

Total increase (decrease) in interest income	779	(500)	62	341

Interest-bearing liabilities:
Interest-bearing demand deposits	6	(5)	—	1
Money market and savings deposits	(35)	(56)	3	(87)
Certificates of deposit	80	(167)	9	(78)
Other borrowings	288	(117)	—	171
Subordinated debentures	—	(10)	1	(9)

Total increase (decrease) in interest expense	339	(355)	13	(2)

Increase (decrease) in net interest income	$440	$(145)	$49	$344

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio at March 31, 2004. A provision of $450,000 and $420,000 was made for the three months ended March 31, 2004 and 2003, respectively, an increase of $30,000 or 7.1%. This increase is due to faster loan growth in 2004 compared to 2003.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended March 31, 2004 and 2003 was $828,000 and $476,000, respectively, an increase of $352,000 or 73.9%. The increase is primarily due to commissions received from the sale of insurance. Noninterest income as a percent of total income (total net interest income and noninterest income), was 15.2% and 10.0% for the three months ended March 31, 2004 and 2003, respectively.

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

The Company’s efficiency ratio was 60.2% for the three months ended March 31, 2004 as compared to 65.8% for the same period in 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$2,083	$1,791
Occupancy expense	349	323
Premises and equipment expense	120	125
Service bureau fees	147	149
Data processing fees	63	64
Other	525	683

Total noninterest expense	$3,287	$3,135

Salaries and employee benefits expense increased $292,000 or 16.3% during the first three months of 2004 compared to the same period in 2003 and reflects growth in the Bank’s management and staff from 97 full-time-equivalent employees as of March 31, 2003 to 107 full-time equivalent employees as of March 31, 2004. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.2 million for the three months ended March 31, 2004 compared with $1.3 million for the three months ended March 31, 2003, a decrease of $100,000 or 7.7%. This decrease reflects the Company’s effort to aggressively manage expense growth.

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

Construction

The Bank makes loans to finance the construction of residential and commercial properties. Construction loans are secured by first liens on real estate and a minimum of 20% cash equity is typically required. The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the successful completion of the construction project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, the Bank may choose to complete the construction project. However, there is no assurance that it will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Underwriting guidelines similar to those described above with respect to commercial mortgage loans are also used in the Bank’s construction lending activities.

1-4 Family Residential

The Bank offers a variety of mortgage loan products. The Bank’s loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Bank generally requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of March 31, 2004, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$124,284	37.0%	$120,667	38.2%
Real estate:
Commercial owner occupied and multi-family	109,777	32.7	103,312	32.7
Construction, land development and other land loans	50,913	15.2	39,467	12.5
Residential 1-4 family	21,793	6.4	22,782	7.2
Consumer and other	29,166	8.7	29,258	9.4

Total loans	$335,933	100.0%	$315,486	100.0%

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$33	$39
Accruing loans 90 or more days past due	320	318
Other real estate and foreclosed property	6	120

Total nonperforming assets	$359	$477

Nonperforming assets to total loans and other real estate	0.11%	0.15%

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days unless it is well secured and is in process of collection or the loan officer believes the loan may be impaired. At March 31, 2004, the Bank had nonaccrual loans totaling $33,000, compared to nonaccrual loans at December 31, 2003 of $39,000.

Allowance for loan losses – Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the December 31, 2003 consolidated financial statements for additional information on loans and the allowance for loan losses.

Management has established an allowance for loan losses which it believes is adequate for probable losses in the Bank’s loan portfolio. The Bank follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Bank maintains an internally classified loan watch list which, along with a delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In making its evaluation, management considers factors such as growth in the loan portfolio, the diversification by industry of the Bank’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when a loan, or portion of the loan, is deemed to be uncollectible. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources, or poor financial condition, any or all of which may jeopardize recoverability of the debt.

The following table presents an analysis of the allowance for loan losses and other data for the three months ended March 31, 2004 and the year ended December 31, 2003:

	Three months ended March 31,	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Balance, beginning of period	$3,783	$3,236
Provision for loan losses	450	1,730
Loans charged off:
Commercial loans	(121)	(1,121)
Consumer loans	(16)	(122)
Recoveries:
Commercial loans	26	54
Consumer loans	10	6

Net charge offs	(101)	(1,183)

Balance, end of period	$4,132	$3,783

Ratios:
Allowance to end of period loans	1.23%	1.20%
Net charge-offs to average loans outstanding during the period	0.13%	0.40%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,529	37.0%	$1,445	38.2%
Real estate	2,244	54.3	1,982	52.4
Consumer and other	359	8.7	356	9.4

Total	$4,132	100.0%	$3,783	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. Federal regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified probable losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management of the Bank will monitor these conditions and is committed to maintaining an adequate allowance.

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

The amortized cost and fair value of investment securities classified as available for sale at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$62,382	$264	$469	$62,177
Municipal securities	988	—	6	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,923	—	—	2,923

	$67,134	$264	$475	$66,923

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$5,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

The amortized cost and fair value of investment securities classified as held to maturity at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Gross Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$9,297	$156	$—	$9,453
Mortgage-backed securities	10,863	91	39	10,915

	$20,160	$247	$39	$20,368

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Gross Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

There were $3.1 million at March 31, 2004 and December, 31, 2003, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of March 31, 2004. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	March 31, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$62,177	3.27%	$62,177	3.27%
Municipal securities	—	—	982	2.92	—	—	—	—	982	2.92

	$—	—%	$982	2.92%	$—	—%	$62,177	3.27%	$63,159	3.26%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of March 31, 2004. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	March 31, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$9,297	2.78%	$—	—%	$—	—%	$9,297	2.78%
Mortgage-backed securities	—	—	949	4.27	—	—	9,914	3.19	10,863	3.28

	$—	—%	$10,246	2.92%	$—	—%	$9,914	3.19%	$20,160	3.05%

Deposits

The Bank’s deposits increased to $387.4 million at March 31, 2004, up from $355.2 million at December 31, 2003, an increase of $32.2 million or 9.1%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $126.8 million at March 31, 2004, up from $117.9 million at December 31, 2003. For the three months ended March 31, 2004, interest-bearing deposits increased 9.9% from $237.3 million at December 31, 2003 to $260.7 million at March 31, 2004.

The following table presents the period end balance and weighted average rate for the indicated periods.

	Three months ended March 31, 2004		Year ended December 31, 2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Money market checking accounts	$23,627	0.34%	$27,381	0.39%
Money market and savings	111,732	0.59	90,397	0.68
Certificates of deposit	125,311	2.50	119,478	2.72

Total interest-bearing deposits	260,670	1.47	237,256	1.59
Noninterest-bearing deposits	126,764	—	117,925	—

Total deposits	$387,434	1.01%	$355,181	1.11%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of March 31, 2004:

(In thousands)
Maturities of time deposits
3 months or less	$55,031
Between 3 months and 6 months	17,151
Between 6 months and 1 year	11,907
Over 12 months	41,222

Total	$125,311

Weighted average rate on time deposits	2.43%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were approximately $35 million at March 31, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at March 31, 2004 was approximately $137.6 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at March 31, 2004 and December 31, 2003 are $53.3 million and $50.5 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the three months ended March 31, 2004 and during the year ended December 31, 2003 due primarily to the net income. Shareholders’ equity stood at $31.3 million at March 31, 2004, up $1.3 million or 4.3% from $30.0 million at December 31, 2003. The tier 1 leverage ratio was 6.96% at March 31, 2004, compared with 7.02% at December 31, 2003.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 8.56%, 10.55% and 11.68%, respectively, at March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
31.1	Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
31.2	Certification as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2003.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended March 31, 2004.

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

Dated: April 30, 2004