Form 10QSB
period 2004-06-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2004-08-12
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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

4200 Westheimer Suite 101

Houston, Texas

(Address of principal executive offices)

77027

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 4, 2004, there were 3,914,514 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$21,594	$19,998
Federal funds sold and other	318	833

Total cash and cash equivalents	21,912	20,831

Investment securities available for sale	69,936	61,524
Investment securities held to maturity	18,740	22,398

Loans (note 2)	348,569	315,486
Less: Allowance for loan losses (note 2)	(4,358)	(3,783)

Loans, net	344,211	311,703

Premises and equipment, net	6,637	6,560
Accrued interest receivable	1,636	1,516
Other assets	11,190	10,686

Total assets	$474,262	$435,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$125,997	$117,925
Interest-bearing	272,782	237,256

Total deposits	398,779	355,181
Subordinated debentures	8,248	8,248
Accrued interest payable	540	502
Other borrowings (note 5)	34,000	40,000
Other liabilities	851	1,284

Total liabilities	442,418	405,215

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 20,000,000 shares authorized, 3,912,114 issued and outstanding as of June 30, 2004 and 3,889,130 issued and outstanding as of December 31, 2003	3,912	3,889
Additional paid-in capital	17,589	17,438
Accumulated other comprehensive loss, net of tax	(784)	(190)
Retained earnings	11,127	8,866

Total shareholders’ equity	31,844	30,003

Total liabilities and shareholders’ equity	$474,262	$435,218

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income:
Loans, including fees	$5,401	$5,049	$10,588	$10,079
Investment securities	672	814	1,312	1,215
Federal funds sold and other	3	30	17	99

Total interest income	6,076	5,893	11,917	11,393

Interest expense:
Interest-bearing deposits	960	1,054	1,893	2,152
Other borrowings	197	130	375	137
Subordinated debentures	97	97	193	202

Total interest expense	1,254	1,281	2,461	2,491

Net interest income	4,822	4,612	9,456	8,902
Provision for loan losses	375	360	825	780

Net interest income after provision for loan losses	4,447	4,252	8,631	8,122

Noninterest income:
Service charges on deposits	446	384	871	738
Other noninterest income	212	116	615	238
Total noninterest income	658	500	1,486	976
Noninterest expense:
Salaries and employee benefits	2,227	1,821	4,310	3,612
Occupancy expense	384	330	733	653
Premises and equipment expense	118	122	238	247
Service bureau fees	148	149	295	298
Data processing fees	70	71	133	135
Other	526	701	1,051	1,384

Total noninterest expense	3,473	3,194	6,760	6,329

Income before income tax provision	1,632	1,558	3,357	2,769
Provision for income taxes	532	534	1,096	951

Net income	$1,100	$1,024	$2,261	$1,818

Earnings per common share:
Basic	$0.28	$0.26	$0.58	$0.47
Diluted	$0.27	$0.25	$0.55	$0.45

Shares used in computing per share data:
Basic	3,909,438	3,874,584	3,902,676	3,872,082
Diluted	4,113,077	4,040,040	4,100,908	4,037,502

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	Shares	Dollars
	(Dollars in thousands)
Balance at December 31, 2003	3,889	$3,889	$17,438	$(190)	$8,866	$30,003

Issuance of common stock	17	17	125	—	—	142

Exercise of stock options	6	6	26	—	—	32

Comprehensive income
Net income for the six months ended June 30, 2004	—	—	—	—	2,261	2,261
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $308	—	—	—	(594)	—	(594)

Total comprehensive income	—	—	—	—	—	1,667

Balance at June 30, 2004	3,912	$3,912	$17,589	$(784)	$11,127	$31,844

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$2,261	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	329	321
Net amortization of premium on investment securities	344	308
Amortization of issuance costs on subordinated debentures	12	12
Provision for loan losses	825	780
Increase in accrued interest receivable	(120)	(279)
Increase in other assets	(210)	(88)
Decrease in accrued interest payable	38	29
Increase (decrease) in other liabilities	(433)	224

Net cash provided by operating activities	3,046	3,125

Cash flows from investing activities:
Net increase in loans	(33,333)	(7,417)
Principal paydowns of investment securities available for sale	8,775	1,263
Principal paydowns of investment securities held to maturity	3,549	4,217
Purchase of investment securities available for sale	(18,322)	(59,615)
Purchase of investment securities held to maturity	—	(3,000)
Purchases of bank premises and equipment	(406)	(33)

Net cash used in investing activities	(39,737)	(64,585)

Cash flows from financing activities:
Net increase in deposits	43,598	21,648
Increase (decrease) in other borrowings	(6,000)	35,000
Proceeds from the sale of common stock	142	47
Proceeds from exercise of stock options	32	9

Net cash provided by financing activities	37,772	56,704

Net increase (decrease) in cash and cash equivalents	1,081	(4,756)

Cash and cash equivalents at beginning of period	20,831	42,391

Cash and cash equivalents at end of period	$21,912	$37,635

Supplemental disclosure of cash flow information:
Interest paid	$2,423	$2,457
Taxes paid	$1,130	$1,268

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(1)	Organization and summary of significant accounting policies

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001 RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an Agreement and Plan of Reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The Bank is a national banking association which began operations on November 13, 1998. On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100 percent stock dividend. All prior period per share and share information has been restated to reflect this split.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2004, consolidated results of operations for the three and six months ended June 30, 2004 and 2003, cash flows for the six months ended June 30, 2004 and 2003, and the changes in shareholders’ equity for the six months ended June 30, 2004. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first six months of 2004 are not necessarily indicative of the results of operations for a full-year period.

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

Stock-based compensation

FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2004 and 2003.

In accordance with FASB Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income as reported	$1,100	$1,024	$2,261	$1,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(13)	(19)	(26)	(38)

Pro forma net income	$1,087	$1,005	$2,235	$1,780

Earnings per share:
Basic—as reported	$0.28	$0.26	$0.58	$0.47

Basic—pro forma	$0.28	$0.26	$0.57	$0.46

Diluted—as reported	$0.27	$0.25	$0.55	$0.45

Diluted—pro forma	$0.26	$0.25	$0.54	$0.44

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of June 30, 2004. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per common share is computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income	$1,100	$1,024	$2,261	$1,818

Divided by average common shares and common share equivalents:
Average common shares	3,909	3,875	3,903	3,872
Average common shares issuable under the stock option plans	204	165	198	166

Total average common shares and common share equivalents	4,113	4,040	4,101	4,038

Basic earnings per common share	$0.28	$0.26	$0.58	$0.47

Diluted earnings per common share	$0.27	$0.25	$0.55	$0.45

(4) Impaired loans

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, (“Statement 114”) as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure, a loan is considered “impaired” when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of Statement 114. These loans, however, are considered when determining the adequacy of the allowance for loan losses.

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

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $164 million. At June 30, 2004, the contractual maturities of these borrowings are as follows:

Date of Issuance	Term	Rate	Amount
March 23, 2003	2yrs	1.990%	$10,000
April 24, 2003	3yrs	2.534	7,500
April 24, 2003	4yrs	3.028	2,500
June 9, 2003	2yrs	1.386	10,000
June 30, 2004	1 day	1.490	4,000

			$34,000

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

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the trust being included in the consolidated balance sheet as other assets, and the interest income received from and interest expense and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both interest income and interest expense totaled $6,000 for the period ended June 30, 2004 and June 30, 2003.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first six months of 2004 are not necessarily indicative of the results of operations for a full-year period.

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100 percent stock dividend payable to shareholders of record on May 10, 2004. The Company’s Common Stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

For The Six Months Ended June 30, 2004 and 2003

OVERVIEW

For the six months ended June 30, 2004, the Company had net income of $2.3 million, diluted earnings per share of $0.55 and a return on average equity of 14.6% compared with net income of $1.8 million, diluted earnings per share of $0.45 and a return on average equity of 13.5% for the six months ended June 30, 2003. Return on average assets for the six months ended June 30, 2004 and 2003 was 0.99% and 0.88%, respectively.

For the six months ended June 30, 2004, the net interest margin and the net interest rate spread were 4.49% and 4.04%, respectively, compared with 4.68% and 4.19%, respectively, for the six months ended June 30, 2003.

At June 30, 2004, the Company had total assets of $474.3 million, total loans of $348.6 million, total deposits of $398.8 million and shareholders’ equity of $31.8 million. At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million. The amounts at June 30, 2004 reflect an increase of $39.1 million or 9.0% in assets, $33.1 million or 10.5% in loans, $43.6 million or 12.3% in deposits and $1.8 million or 6.1% in shareholders’ equity compared with the amounts at December 31, 2003.

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

Net interest income was $9.5 million for the six months ended June 30, 2004 as compared to $8.9 million for the six months ended June 30, 2003. This represents an increase of $554,000 or 6.2%. This was the result of an increase in the average interest-earning asset base of $39.6 million which consisted of an increase of $16.4 million in investments, $36.4 million in loans which were partially offset by a decrease of $13.1 million in fed funds sold and other. Average interest-bearing liabilities grew $25.9 million. Net interest margin declined 19 basis points during the year. Interest-earning assets contributed $1.0 million of the growth in net interest income which was partially offset $509,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2004.

The Company’s average deposits grew from $364.1 million at June 30, 2003 to $377.3 million at June 30, 2004, an increase of $13.2 million or 3.6%. Growth in noninterest-bearing deposits accounted for $15.5 million or 14.6% of the increase and was partially offset by a decline in money market and savings deposits. For the six months ended June 30, 2004 and 2003, the Company posted a net interest margin of 4.49% and 4.68%, respectively.

The following table presents, for the six months ended June 30, 2004 and 2003, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2004 and 2003, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$331,752	$10,588	6.42%	$295,366	$10,079	6.88%
Securities	87,786	1,312	3.01	71,423	1,215	3.43
Federal funds sold & other	3,692	17	0.93	16,811	99	1.19

Total interest-earning assets	423,230	11,917	5.66%	383,600	11,393	5.99%

Less allowance for loan losses	(4,004)			(3,469)

Total earning assets, net of allowance	419,226			380,131
Nonearning assets	39,916			33,398

Total assets	$459,142			$413,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$24,509	40	0.33%	$19,999	43	0.43%
Money market and savings deposits	105,863	317	0.60	124,482	468	0.76
Certificates of deposit	125,347	1,536	2.46	113,427	1,641	2.92
Other borrowings	41,037	375	1.84	12,919	137	2.14
Subordinated debentures	8,248	193	4.71	8,248	202	4.94

Total interest-bearing liabilities	305,004	2,461	1.62%	279,075	2,491	1.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	121,619			106,168
Other liabilities	1,288			1,208

Total liabilities	427,911			386,451
Shareholders’ equity	31,231			27,078

Total liabilities and shareholders’ equity	$459,142			$413,529

Net interest income		$9,456			$8,902

Net interest spread			4.04%			4.19%

Net interest margin			4.49%			4.68%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Six months ended June 30, 2004 vs. 2003
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Days	Total
Interest-earning assets:
Loans	$1,219	$(766)	$56	$509
Securities	276	(186)	7	97
Federal funds sold & other	(78)	(5)	1	(82)

Total increase (decrease) in interest income	1,417	(957)	64	524

Interest-bearing liabilities:
Interest-bearing demand deposits	10	(13)	—	(3)
Money market and savings deposits	(72)	(82)	3	(151)
Certificates of deposit	168	(282)	9	(105)
Other borrowings	298	(61)	1	238
Subordinated debentures	—	(10)	1	(9)

Total increase (decrease) in interest expense	404	(448)	14	(30)

Increase (decrease) in net interest income	$1,013	$(509)	$50	$554

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2004. A provision of $825,000 and $780,000 was made for the six months ended June 30, 2004 and 2003, respectively, an increase of $45,000 or 5.8%. This increase is primarily due to loan growth between June 30, 2003 and 2004.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the six months ended June 30, 2004 and 2003 was $1.5 million and $976,000, respectively, an increase of $510,000 or 52.3%. The increase is due primarily due to commissions received from the sale of Bank Owned Life Insurance. Noninterest income as a percent of total income (total net interest income and noninterest income), was 13.6% and 9.9% for the six months ended June 30, 2004 and 2003, respectively.

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

The Company’s efficiency ratio was 61.78% for the six months ended June 30, 2004 as compared to 64.07% for the same period in 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Six months ended June 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Salaries and employee benefits	$4,310	$3,612
Occupancy expense	733	653
Premises and equipment expense	238	247
Service bureau fees	295	298
Data processing fees	133	135
Other	1,051	1,384

Total noninterest expense	$6,760	$6,329

Salaries and benefits expense increased $698,000 or 19.3% during the first six months of 2004 compared to the same period in 2003 and reflects growth in the Bank’s management and staff from 100 full-time-equivalent employees as of June 30, 2003 to 117 full-time equivalent employees as of June 30, 2004. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $2.5 million for the six months ended June 30, 2004 compared with $2.7 million for the six months ended June 30, 2003, a decrease of $267,000 or 9.8%. This decrease reflects the Company’s effort to aggressively manage expense growth.

For The Three Months Ended June 30, 2004 and 2003

OVERVIEW

For the three months ended June 30, 2004, the Company had net income of $1.1 million, diluted earnings per share of $0.27 and a return on average equity of 14.0% compared with net income of $1.0 million, diluted earnings per share of $0.25 and a return on average equity of 14.8% for the three months ended June 30, 2003. Return on average assets for the three months ended June 30, 2004 and 2003 was 0.94% and 0.95%, respectively.

For the three months ended June 30, 2004, the net interest margin and the net interest rate spread were 4.49% and 4.02%, respectively, compared with 4.60% and 4.13%, respectively, at June 30, 2003.

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

Net interest income was $4.8 million for the three months ended June 30, 2004 as compared to $4.6 million for the three months ended June 30, 2003. This represents an increase of $210,000 or 4.6%. This was the result of an increase in the average interest-earning asset base of $30.1 million, which consisted of an increase of $43.8 million in loans which was partially offset by a decrease of $4.8 million in investment securities and $8.9 million in fed funds sold and other. The average interest-bearing liabilities grew $17.0 million. Net interest margin declined 11 basis points during the year. Interest-earning assets contributed $500,000 of the growth in net interest income which was partially offset $290,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2004.

The following table presents, for the three months ended June 30, 2004 and 2003, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2004 and 2003, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$339,916	$5,401	6.39%	$296,147	$5,049	6.84%
Securities	91,364	672	2.96	96,170	814	3.40
Federal funds sold & other	1,069	3	1.13	9,977	30	1.21

Total interest-earning assets	432,349	6,076	5.65%	402,294	5,893	5.88%

Less allowance for loan losses	(4,128)			(3,604)

Total earning assets, net of allowance	428,221			398,690
Nonearning assets	40,180			33,166

Total assets	$468,401			$431,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$24,362	19	0.31%	$20,752	22	0.43%
Money market and savings deposits	102,763	156	0.61	122,593	220	0.72
Certificates of deposit	129,721	785	2.43	116,445	812	2.80
Other borrowings	44,727	197	1.77	24,817	130	2.10
Subordinated debentures	8,248	97	4.73	8,248	97	4.72

Total interest-bearing liabilities	309,821	1,254	1.63%	292,855	1,281	1.75%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	125,637			110,094
Other liabilities	1,284			1,217

Total liabilities	436,742			404,166
Shareholders’ equity	31,659			27,690

Total liabilities and shareholders’ equity	$468,401			$431,856

Net interest income		$4,822			$4,612

Net interest spread			4.02%			4.13%

Net interest margin			4.49%			4.60%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended June 30, 2004 vs. 2003
	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$731	$(379)	$352
Securities	(41)	(101)	(142)
Federal funds sold & other	(28)	1	(27)

Total increase (decrease) in interest income	662	(476)	183

Interest-bearing liabilities:
Interest-bearing demand deposits	4	(7)	(3)
Money market and savings deposits	(36)	(28)	(64)
Certificates of deposit	90	(117)	(27)
Other borrowings	104	(37)	67
Subordinated debentures	—

Total increase (decrease) in interest expense	162	(189)	(27)

Increase (decrease) in net interest income	$500	$(290)	$210

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2004. A provision of $375,000 and $360,000 was made for the three months ended June 30, 2004 and 2003, respectively, an increase of $15,000 or 4.2%. This increase is primarily due to loan growth between June 30, 2003 and 2004.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended June 30, 2004 and 2003 was $658,000 and $500,000, respectively, an increase of $158,000 or 31.6%. The increase is primarily due to growth in the number of customers, services rendered and income from Bank Owned Life Insurance. Noninterest income as a percent of total income (total net interest income and noninterest income), was 12.0% and 9.8% for the three months ended June 30, 2004 and 2003, respectively.

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

The Company’s efficiency ratio was 63.4% for the three months ended June 30, 2004 as compared to 62.5% for the same period in 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). An increase in the ratio indicates a less efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended June 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Salaries and employee benefits	$2,227	$1,821
Occupancy expense	384	330
Premises and equipment expense	118	122
Service bureau fees	148	149
Data processing fees	70	71
Other	526	701

Total noninterest expense	$3,473	$3,194

Salaries and benefits expense increased $406,000 or 22.3% during the second three months of 2004 compared to the same period in 2003 and reflects growth in the Bank’s management and staff from 100 full-time-equivalent employees as of June 30, 2003 to 117 full-time equivalent employees as of June 30, 2004. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.2 million for the three months ended June 30, 2004 compared with $1.4 million for the three months ended June 30, 2003, a decrease of $127,000 or 9.2%. This decrease reflects the Company’s effort to aggressively manage expense growth.

FINANCIAL CONDITION

Total assets increased to $474.3 million at June 30, 2004, up $39.1 million or 9.0% from $435.2 million at December 31, 2003. Total loans of $348.6 million at June 30, 2004 represented a $33.1 million or 10.5% increase compared with $315.5 million in loans at December 31, 2003.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of June 30, 2004, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$119,284	34.2%	$120,667	38.2%
Real estate:
Commercial owner occupied and multi-family	126,447	36.3	103,312	32.7
Construction, land development and other land loans	53,588	15.4	39,467	12.5
Residential 1-4 family	23,384	6.7	22,782	7.2
Consumer and other	25,866	7.4	29,258	9.4

Total loans	$348,569	100.0%	$315,486	100.0%

The increase in total loans from $315.5 million at December 31, 2003 to $348.6 million at June 30, 2004 was primarily due the contributions from several new lenders.

Nonper forming assets

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

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$34	$39
Accruing loans 90 or more days past due	—	318
Other real estate and foreclosed property	13	120

Total nonperforming assets	$47	$477

Nonperforming assets to total loans and other real estate	0.01%	0.15%

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At June 30, 2004, the Bank had nonaccrual loans totaling $34,000, compared to nonaccrual loans at December 31, 2003 of $39,000. Accruing loans 90 or more days past due have been reduced to zero since year end resulting from payments to make current and to a lesser extent charge-offs.

Allowance for loan losses – Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Notes 3 and 5 to the December 31, 2003 consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the six months ended June 30, 2004 and the year ended December 31, 2003:

	Six months Ended June 30,	Year ended December 31,
(Dollars in thousands)	2004	2003
Balance, beginning of period	$3,783	$3,236
Provision for loan losses	825	1,730
Loans charged off:
Commercial loans	(356)	(1,121)
Consumer loans	(25)	(122)
Recoveries:
Commercial loans	121	54
Consumer loans	10	6

Net charge offs	250	(1,183)

Balance, end of period	$4,358	$3,783

Ratios:
Allowance to end of period loans	1.25%	1.20%
Net charge-offs to average loans outstanding during the period	0.15%	0.40%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,490	34.2%	$1,445	38.2%
Real estate	2,545	58.4	1,982	52.4
Consumer and other	323	7.4	356	9.4

Total	$4,358	100.0%	$3,783	100.0%

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

The amortized cost and fair value of investment securities classified as available for sale at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
	(Dollars in thousands)
Mortgage-backed securities	$66,104	$—	$1,157	$64,947
Municipal securities	987	—	31	956
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	3,192	—	—	3,192

	$71,124	$—	$1,188	$69,936

	December 31, 2003
	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
	(Dollars in thousands)
Mortgage-backed securities	$5,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

The amortized cost and fair value of investment securities classified as held to maturity at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$13,481	$—	$157	$13,324
Mortgage-backed securities	5,259	21		5,280

	$18,740	$21	$157	$18,604

	December 31, 2003
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

There were $4.2 million and $3.1 million at June 30, 2004 and December, 31, 2003, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of June 30, 2004. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

	June 30, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—	—%	$9,593	4.02%	$55,354	3.74%	$64,947	3.78%
Municipal securities	—	—	956	2.92	—	—	—	—	956	2.92

	$—	—%	$956	2.92%	$9,593	4.02%	$55,354	3.74%	$65,903	3.77%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of June 30, 2004.

	June 30, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$1,019	2.23%	$8,246	2.85%	$—	—%	$—	—%	$9,265	2.78%
Mortgage-backed securities	—	—	751	4.32	—	—	8,724	3.94	9,475	3.978

	$1,019	2.23%	$8,997	2.97%	$—	—%	$8,724	3.94%	$18,740	3.38%

Deposits

The Bank’s deposits increased to $398.8 million at June 30, 2004, up from $355.2 million at December 31, 2003, an increase of $43.6 million or 12.3%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $126.0 million at June 30, 2004, up from $117.9 million at December 31, 2003. For the six months ended June 30, 2004, interest-bearing deposits increased 15.0% from $237.3 million at December 31, 2003 to $272.8 million at June 30, 2004.

The following table presents the period end balance and weighted average rate for the indicated periods.

	Six months ended June 30, 2004		Year ended December 31, 2003
(Dollars in thousands)	Amount	Rate	Amount	Rate
Money market checking accounts	$26,420	0.33%	$27,381	0.39%
Money market and savings	112,061	0.60	90,397	0.68
Certificates of deposit	134,301	2.46	119,478	2.72

Total interest-bearing deposits	272,782	1.49	237,256	1.59
Noninterest-bearing deposits	125,997	—	117,925	—

Total deposits	$398,779	1.01%	$355,181	1.11%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of June 30, 2004:

(In thousands)
Maturities of time deposits
Three months or less	$61,418
Over 3 through 6 months	13,145
Over 6 through and 12 months	15,879
Over 12 months	43,859

Total	$134,301

Weighted average rate on time deposits	2.46%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $34 million at June 30, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at June 30, 2004 was in excess of $164 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at June 30, 2004 and December 31, 2003 are $51.8 million and $50.5 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the six months ended June 30, 2004 and during the year ended December 31, 2003 due primarily to the net income. Shareholders’ equity stood at $31.8 million at June 30, 2004, up $1.8 million or 6.0% from $30.0 million at December 31, 2003. The ratio of shareholders’ equity to total assets was 6.7% at June 30, 2004, compared with 6.9% at December 31, 2003.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

As of June 30, 2004, the Bank and the Company were well capitalized, based on the OCC prompt corrective action ratios and guidelines. The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 8.47%, 10.44% and 11.59%, respectively, at June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on April 20, 2004. All share information has been restated to give effect to the two-for-one stock split effective May 24, 2004.

(b)	The following directors were elected until the Company’s 2005 annual meeting of shareholders: The results of the vote for the election of the five nominees listed below as Directors of the Bank were as indicated opposite their respective name:

Director	For	Against	Abstain
C. P. Bryan	3,320,284	2,940	0
Gerald W. Bodzy	3,321,010	2,214	0
Donn C. Fullenweider	3,321,010	2,214	0
James H. Hassell	3,321,010	2,214	0
Wayne C. Owen	3,321,010	2,214	0

(c)	At the Annual Meeting, the Shareholders approved the Company’s 1998 Stock Option Plan, as amended to increase the number of shares of Common Stock issuable thereunder from 648,000 to 894,000. A total of 3,220,030 votes were cast in favor of the amendment and 80,314 votes against the amendment and there were 22,880 votes abstaining.

(d)	At the Annual Meeting, the Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $1.00 that the Company has the authority to issue from 5,000,000 shares to 20,000,000shares. A total of 3,204,586 votes were cast in favor of the amendment and 95,758 votes against the amendment and there were 22,880 votes abstaining.

(e)	The shareholders ratified the appointment of KPMG LLP as independent auditors for the 2004 fiscal year. A total of 3,317,210 shares voted in favor of the appointment, 4,014 shares were voted against the appointment and 2,000 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

3	Articles of Incorporation as Amended

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Bancshares of Texas, Inc.
(Registrant)

By	/s/ C.P. Bryan
C. P. Bryan
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ R. John McWhorter
R. John McWhorter
Executive Vice President and
Chief Financial Officer

Dated:	August 10, 2004