Form 10QSB
period 2004-09-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2004-11-09
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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

77027

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 5, 2004, there were 3,919,858 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$20,345	$19,998
Federal funds sold and other	22,508	833

Total cash and cash equivalents	42,853	20,831

Investment securities available for sale	56,019	61,524
Investment securities held to maturity	17,745	22,398

Loans (note 2)	371,233	315,486
Less: Allowance for loan losses (note 2)	(4,631)	(3,783)

Loans, net	366,602	311,703

Premises and equipment, net	7,896	6,560
Accrued interest receivable	1,716	1,516
Other assets	11,106	10,686

Total assets	$503,937	$435,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$143,945	$117,925
Interest-bearing	285,725	237,256

Total deposits	429,670	355,181
Subordinated debentures	8,248	8,248
Accrued interest payable	705	502
Other borrowings (note 5)	30,000	40,000
Other liabilities	1,686	1,284

Total liabilities	470,309	405,215

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 20,000,000 shares authorized, 3,919,858 issued and outstanding as of September 30, 2004 and 3,889,130 issued and outstanding as of December 31, 2003	3,920	3,889
Additional paid-in capital	17,636	17,438
Accumulated other comprehensive loss, net of tax	(246)	(190)
Retained earnings	12,318	8,866

Total shareholders’ equity	33,628	30,003

Total liabilities and shareholders’ equity	$503,937	$435,218

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest income:
Loans, including fees	$5,817	$5,011	$16,405	$15,090
Investment securities	630	533	1,942	1,742
Federal funds sold and other	34	38	51	137

Total interest income	6,481	5,582	18,398	16,969

Interest expense:
Interest-bearing deposits	1,106	940	2,999	3,092
Other borrowings	183	181	558	312
Subordinated debentures	108	96	301	298

Total interest expense	1,397	1,217	3,858	3,702

Net interest income	5,084	4,365	14,540	13,267
Provision for loan losses	300	360	1,125	1,140

Net interest income after provision for loan losses	4,784	4,005	13,415	12,127

Noninterest income:
Service charges on deposits	535	407	1,406	1,145
Other noninterest income	236	252	851	490
Total noninterest income	771	659	2,257	1,635
Noninterest expense:
Salaries and employee benefits	2,382	1,897	6,692	5,509
Occupancy expense	398	329	1,131	982
Premises and equipment expense	135	110	373	357
Service bureau fees	152	143	447	441
Data processing fees	68	70	201	205
Other	653	511	1,704	1,895

Total noninterest expense	3,788	3,060	10,548	9,389

Income before income tax provision	1,767	1,604	5,124	4,373
Provision for income taxes	576	545	1,672	1,496

Net income	$1,191	$1,059	$3,452	$2,877

Earnings per common share:
Basic	$0.30	$0.27	$0.88	$0.75
Diluted	$0.29	$0.26	$0.85	$0.71

Shares used in computing per share data:
Basic	3,915	3,880	3,907	3,856
Diluted	4,093	4,048	4,075	4,040

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock			Accumulated
	Shares	Dollars	Additional paid-in capital	other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	(Dollars in thousands)
Balance at December 31, 2003	3,889	$3,889	$17,438	$(190)	$8,866	$30,003

Issuance of common stock	22	22	168	—	—	190

Exercise of stock options	9	9	35	—	—	44

Other	—	—	(5)	—	—	(5)

Comprehensive income
Net income for the nine months ended September 30, 2004	—	—	—	—	3,452	3,452
Net change in unrealized depreciation on securities available for sale, net of deferred taxes of $29	—	—	—	(56)	—	(56)

Total comprehensive income	—	—	—	—	—	3,396

Balance at September 30, 2004	3,920	$3,920	$17,636	$(246)	$12,318	$33,628

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$3,452	$2,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	503	479
Net amortization of premium on investment securities	500	718
Amortization of issuance costs on subordinated debentures	18	19
Provision for loan losses	1,125	1,140
Deferred income tax expense	224	90
Gain on sales of securities	(4)	(113)
Increase in accrued interest receivable	(200)	(120)
Increase in other assets	(633)	(156)
Increase (decrease) in accrued interest payable	203	(23)
Increase in other liabilities	402	390

Net cash provided by operating activities	5,590	5,301

Cash flows from investing activities:
Net increase in loans	(56,024)	(9,451)
Principal paydowns of investment securities available for sale	35,142	24,474
Principal paydowns of investment securities held to maturity	4,498	10,748
Purchase of investment securities available for sale	(30,063)	(111,867)
Purchase of investment securities held to maturity	—	(3,000)
Purchase of bank-owned life insurance policies	—	(8,500)
Purchases of bank premises and equipment	(1,839)	(147)

Net cash used in investing activities	(48,286)	(97,743)

Cash flows from financing activities:
Net increase in deposits	74,489	17,792
Increase (decrease) in other borrowings	(10,000)	65,000
Proceeds from the sale of common stock	190	80
Proceeds from exercise of stock options	44	9
Other	(5)

Net cash provided by financing activities	64,718	82,881

Net decrease in cash and cash equivalents	(22,022)	(9,561)

Cash and cash equivalents at beginning of period	20,831	42,391

Cash and cash equivalents at end of period	$42,853	$32,830

Supplemental disclosure of cash flow information:
Interest paid	$3,655	$3,725
Taxes paid	$1,264	$1,673

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2004, consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, cash flows for the nine months ended September 30, 2004 and 2003, and the changes in shareholders’ equity for the nine months ended September 30, 2004. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first nine months of 2004 are not necessarily indicative of the results of operations for a full-year period.

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

Stock-based compensation

FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, provides for companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees as allowed under Statement 123. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and nine months ended September 30, 2004 and 2003.

In accordance with FASB Statement No. 148 (“Statement 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income as reported	$1,191	$1,059	$3,452	$2,877
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(13)	(19)	(40)	(57)

Pro forma net income	$1,178	$1,040	$3,412	$2,820

Earnings per share:
Basic—as reported	$0.30	$0.27	$0.88	$0.75

Basic—pro forma	$0.30	$0.27	$0.87	$0.73

Diluted—as reported	$0.29	$0.26	$0.85	$0.71

Diluted—pro forma	$0.29	$0.26	$0.84	$0.70

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of September 30, 2004. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per common share is computed as follows:

(In thousands, except per share data) Net income	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$1,191	$1,059	$3,452	$2,877

Divided by average common shares and common share equivalents:
Average common shares	3,915	3,880	3,907	3,874
Average common shares issuable under the stock option plans	178	168	168	166

Total average common shares and common share equivalents	4,093	4,048	4,075	4,040

Basic earnings per common share	$0.30	$0.27	$0.88	$0.74

Diluted earnings per common share	$0.29	$0.26	$0.85	$0.71

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

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $169 million. At September 30, 2004, the contractual maturities of these borrowings are as follows:

Date of Issuance	Term	Rate	Amount
March 23, 2003	2yrs	1.990%	$10,000
April 24, 2003	3yrs	2.534	7,500
April 24, 2003	4yrs	3.028	2,500
June 9, 2003	2yrs	1.386	10,000

			$30,000

(6) Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was revised and reissued in December 2003.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing subordinated debentures. The implementation of this Interpretation resulted in the Company’s $248,000 investment in the common equity of the trust being included in the consolidated balance sheet as other assets, and the interest income received from and interest expense and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both interest income and interest expense totaled $9,000 for the period ended September 30, 2004 and September 30, 2003.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2003. The results of operations for the first nine months of 2004 are not necessarily indicative of the results of operations for a full-year period.

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100 percent stock dividend payable to shareholders of record on May 10, 2004. The Company’s Common Stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

For The Nine Months Ended September 30, 2004 and 2003

OVERVIEW

For the nine months ended September 30, 2004, the Company had net income of $3.5 million, diluted earnings per share of $0.85 and a return on average equity of 14.5% compared with net income of $2.9 million, diluted earnings per share of $0.71 and a return on average equity of 14.0% for the nine months ended September 30, 2003. Return on average assets for the nine months ended September 30, 2004 and 2003 was 0.98% and 0.90%, respectively.

For the nine months ended September 30, 2004, the net interest margin and the net interest rate spread were 4.49% and 4.02%, respectively, compared with 4.49% and 4.02%, respectively, for the nine months ended September 30, 2003.

At September 30, 2004, the Company had total assets of $503.9 million, total loans of $371.2 million, total deposits of $429.7 million and shareholders’ equity of $33.6 million. At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million. The amounts at September 30, 2004 reflect an increase of $68.7 million or 15.8% in assets, $55.7 million or 17.7% in loans, $74.5 million or 21.0% in deposits and $3.6 million or 12.1% in shareholders’ equity compared with the amounts at December 31, 2003.

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

Net interest income was $14.5 million for the nine months ended September 30, 2004 as compared to $13.3 million for the nine months ended September 30, 2003. This represents an increase of $1.3 million or 9.6%. This was the result of an increase in the average interest-earning asset base of $38.1 million which consisted of an increase of $5.2 million in investments, $43.9 million in loans which were partially offset by a decrease of $11.1 million in fed funds sold and other. Average interest-bearing liabilities grew $23.7 million. The net interest margin was unchanged at 4.49%. Interest-earning assets contributed $1.7 million of the growth in net interest income which was partially offset $472,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2004.

The Company’s average deposits grew from $366.3 million at September 30, 2003 to $388.1 million at September 30, 2004, an increase of $21.8 million or 6.0%. Growth in noninterest-bearing deposits accounted for $16.0 million or 73.3% of the increase and was partially offset by a decline in money market and savings deposits. For the nine months ended September 30, 2004 and 2003, the Company posted a net interest margin of 4.49%.

The following table presents, for the nine months ended September 30, 2004 and 2003, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. Nonaccrual loans are included in the table but have no interest income reflected.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$341,108	$16,405	6.42%	$297,162	$15,090	6.79%
Investment securities	86,266	1,942	3.01	81,029	1,751	2.89
Federal funds sold & other	5,457	51	1.25	16,564	137	1.11

Total interest-earning assets	432,831	18,398	5.68%	394,755	16,978	5.75%

Less allowance for loan losses	(4,151)			(3,567)

Total earning assets, net of allowance	428,680			391,188
Nonearning assets	40,896			34,118

Total assets	$469,576			$425,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$24,900	64	0.34%	$21,094	64	0.41%
Money market and savings deposits	107,916	519	0.64	121,216	640	0.71
Certificates of deposit	129,995	2,416	2.48	114,675	2,388	2.78
Other borrowings	39,804	558	1.87	21,906	321	1.96
Subordinated debentures	8,248	301	4.87	8,248	298	4.83

Total interest-bearing liabilities	310,863	3,858	1.66%	287,139	3,711	1.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	125,245			109,269
Other liabilities	1,681			1,403

Total liabilities	437,789			397,811
Shareholders’ equity	31,787			27,495

Total liabilities and shareholders’ equity	$469,576			$425,306

Net interest income		$14,540			$13,267

Net interest spread			4.02%			4.02%

Net interest margin			4.49%			4.49%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Nine months ended September 30, 2004 vs. 2003
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Days	Total
Interest-earning assets:
Loans	$2,195	$(935)	$55	$1,315
Securities	109	76	6	191
Federal funds sold & other	(93)	6	1	(86)

Total increase (decrease) in interest income	2,211	(853)	62	1,420

Interest-bearing liabilities:
Interest-bearing demand deposits	12	(12)	—	—
Money market and savings deposits	(72)	(51)	2	(121)
Certificates of deposit	313	(294)	9	28
Other borrowings	262	(26)	1	237
Subordinated debentures	—	2	1	3

Total increase (decrease) in interest expense	515	(381)	13	147

Increase (decrease) in net interest income	$1,696	$(472)	$49	$1,273

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2004. A provision of $1.1 million was made for both nine months ended September 30, 2004 and 2003, respectively.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the nine months ended September 30, 2004 and 2003 was $2.3 million and $1.6 million, respectively, an increase of $622,000 or 38.0%. The increase is due primarily due to increased service charges on deposit accounts and on income from the cash surrender value of Bank Owned Life Insurance acquired in September 2003. Noninterest income as a percent of total income (total net interest income and noninterest income), was 13.4% and 11.0% for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company’s efficiency ratio was 62.80% for the nine months ended September 30, 2004 as compared to 63.00% for the same period in 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Salaries and employee benefits	$6,692	$5,509
Occupancy expense	1,131	982
Premises and equipment expense	373	357
Service bureau fees	447	441
Data processing fees	201	205
Other	1,704	1,895

Total noninterest expense	$10,548	$9,389

Salaries and benefits expense increased $1.2 million or 21.5% during the first nine months of 2004 compared to the same period in 2003 and reflects growth in the Bank’s management and staff from 102 full-time-equivalent employees as of September 30, 2003 to 125 full-time equivalent employees as of September 30, 2004. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $3.9 million for the nine months ended September 30, 2004 compared with $3.9 million for the nine months ended September 30, 2003. This stability reflects the Company’s effort to aggressively manage expense growth.

For The Three Months Ended September 30, 2004 and 2003

OVERVIEW

For the three months ended September 30, 2004, the Company had net income of $1.2 million, diluted earnings per share of $0.29 and a return on average equity of 14.5% compared with net income of $1.1 million, diluted earnings per share of $0.26 and a return on average equity of 14.9% for the three months ended September 30, 2003. Return on average assets for the three months ended September 30, 2004 and 2003 was 0.97% and 0.94%, respectively.

For the three months ended September 30, 2004, the net interest margin and the net interest rate spread were 4.48% and 3.99%, respectively, compared with 4.15% and 3.71%, respectively, at September 30, 2003.

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

Net interest income was $5.1 million for the three months ended September 30, 2004 as compared to $4.4 million for the three months ended September 30, 2003. This represents an increase of $719,000 or 16.5%. This was the result of an increase in the average interest-earning asset base of $34.4 million, which consisted of an increase of $58.9 million in loans which was partially offset by a decrease of $17.4 million in investment securities and $7.1 million in fed funds sold and other. The average interest-bearing liabilities grew $19.5 million. Net interest margin increased 33 basis points during the year. Interest-earning assets contributed $732,000 of the growth in net interest income which was partially offset $13,000 due to rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2004.

The following table presents, for the three months ended September 30, 2004 and 2003, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. Nonaccrual loans are included in the table but have no interest income reflected.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$359,616	$5,817	6.44%	$300,695	$5,011	$6.61%
Investment securities	83,258	630	3.01	100,664	536	2.11
Federal funds sold & other	8,946	34	1.51	16,074	38	0.94

Total interest-earning assets	451,820	6,481	5.71%	417,433	5,585	5.31%

Less allowance for loan losses	(4,442)			(3,760)

Total earning assets, net of allowance	447,378			413,673
Nonearning assets	42,172			36,034

Total assets	$489,550			$449,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$25,675	24	0.37%	$23,251	$21	$0.36%
Money market and savings deposits	111,977	202	0.72	114,788	171	0.59
Certificates of deposit	139,191	880	2.52	117,130	748	2.53
Other borrowings	37,366	183	1.95	39,587	184	1.84
Subordinated debentures	8,248	108	5.21	8,248	96	4.62

Total interest-bearing liabilities	322,457	1,397	1.72%	303,004	1,220	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	132,334			116,848
Other liabilities	1,885			1,503

Total liabilities	456,676			421,355
Shareholders’ equity	32,874			28,352

Total liabilities and shareholders’ equity	$489,550			$449,707

Net interest income		$5,084			$4,365

Net interest spread			3.99%			3.71%

Net interest margin			4.48%			4.15%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended September 30, 2004 vs. 2003
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$966	$(160)	$806
Securities	(92)	186	94
Federal funds sold & other	(18)	14	(4)

Total increase (decrease) in interest income	856	40	896

Interest-bearing liabilities:
Interest-bearing demand deposits	2	1	3
Money market and savings deposits	(5)	36	31
Certificates of deposit	138	(6)	132
Other borrowings	(11)	10	(1)
Subordinated debentures	—	12	12

Total increase (decrease) in interest expense	124	53	177

Increase (decrease) in net interest income	$732	$(13)	$719

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2004. A provision of $300,000 and $360,000 was made for the three months ended September 30, 2004 and 2003, respectively, a decrease of $60,000 or 16.7%.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended September 30, 2004 and 2003 was $771,000 and $659,000, respectively, an increase of $112,000 or 17.0%. The increase is primarily due to growth in the number of customers, services rendered and income from Bank Owned Life Insurance acquired in September 2003. Noninterest income as a percent of total income (total net interest income and noninterest income), was 13.2% and 13.1% for the three months ended September 30, 2004 and 2003, respectively.

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

The Company’s efficiency ratio was 64.7% for the three months ended September 30, 2004 as compared to 60.91% for the same period in 2003. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). An increase in the ratio indicates a less efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended September 30,
(Dollars in thousands)	2004	2003
	(Unaudited)
Salaries and employee benefits	$2,382	$1,897
Occupancy expense	398	329
Premises and equipment expense	135	110
Service bureau fees	152	143
Data processing fees	68	70
Other	653	511

Total noninterest expense	$3,788	$3,060

Salaries and benefits expense increased $485,000 or 25.6% during the third quarter of 2004 compared to the same period in 2003 and reflects growth in the Bank’s management and staff from 102 full-time-equivalent employees as of September 30, 2003 to 125 full-time equivalent employees as of September 30, 2004. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.4 million for the three months ended September 30, 2004 compared with $1.2 million for the three months ended September 30, 2003, an increase of $243,000 or 20.9%. This increase reflects expenses associated with the bank’s growth.

FINANCIAL CONDITION

Total assets increased to $503.9 million at September 30, 2004, up $68.71 million or 15.8% from $435.2 million at December 31, 2003. Total loans of $371.2 million at September 30, 2004 represented a $55.7 million or 17.7% increase compared with $315.5 million in loans at December 31, 2003.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of September 30, 2004, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Bank rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All relationships above $1.0 million are evaluated and acted upon by the Loan Committee, while relationships in excess of $250,000 are subject to each banking office’s chief executive officer’s review and approval. All new and renewed loans greater than $100,000 are reported monthly to the Board of Directors. The Bank’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Bank’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Bank’s internal loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Bank has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The following table summarizes the Bank’s loan portfolio by type of loan as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$125,300	33.8%	$120,667	38.2%
Real estate:
Commercial owner occupied and multi-family	139,065	37.4	103,312	32.7
Construction, land development and other land loans	56,956	15.3	39,467	12.5
Residential 1-4 family	23,679	6.4	22,782	7.2
Consumer and other	26,233	7.1	29,258	9.4

Total loans	$371,233	100.0%	$315,486	100.0%

The increase in total loans from $315.5 million at December 31, 2003 to $371.2 million at September 30, 2004 was primarily due the contributions from several new lenders.

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

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$264	$39
Accruing loans 90 or more days past due	—	318
Other real estate and foreclosed property	—	120

Total nonperforming assets	$264	$477

Nonperforming assets to total loans and other real estate	0.07%	0.15%

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At September 30, 2004, the Bank had nonaccrual loans totaling $264,000, compared to nonaccrual loans at December 31, 2003 of $39,000. Accruing loans 90 or more days past due have been reduced to zero since year end resulting from payments to make current and to a lesser extent charge-offs.

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

The following table presents an analysis of the allowance for loan losses and other data for the nine months ended September 30, 2004 and the year ended December 31, 2003:

	Nine months ended September 30,	Year ended December 31,
(Dollars in thousands)	2004	2003
Balance, beginning of period	$3,783	$3,236
Provision for loan losses	1,125	1,730
Loans charged off:
Commercial loans	(390)	(1,121)
Consumer loans	(39)	(122)
Recoveries:
Commercial loans	140	54
Consumer loans	12	6

Net charge offs	(277)	(1,183)

Balance, end of period	$4,631	$3,783

Ratios:
Allowance to end of period loans	1.25%	1.20%
Net charge-offs to average loans outstanding during the period	0.11%	0.40%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,565	33.8%	$1,445	38.2%
Real estate	2,737	59.1	1,982	52.4
Consumer and other	329	7.1	356	9.4

Total	$4,631	100.0%	$3,783	100.0%

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

The amortized cost and fair value of investment securities classified as available for sale at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$49,987	$29	$391	$49,625
Municipal securities	986	—	11	975
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,578	—	—	4,578

	$56,392	$29	$402	$56,019

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$5,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

The amortized cost and fair value of investment securities classified as held to maturity at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$9,233	$34	$—	$9,267
Mortgage-backed securities	8,512	62	13	8,561

	$17,745	$96	$13	$17,828

	December 31, 2003
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

There were $4.1 million and $3.1 million at September 30, 2004 and December, 31, 2003, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of September 30, 2004. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

	September 30, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years		Total	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Mortgage-backed securities	$—	—%	$—	—%	$9,825	3.93%	$39,800	3.96%	$49,625	3.95%
Municipal securities	—	—	975	2.92	—	—	—	—	975	2.92

	$—	—%	$975	2.92%	$9,825	3.93%	$39,800	3.96%	$50,600	3.92%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of September 30, 2004.

	September 30, 2004
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years		Total	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$2,019	2.29%	$7,215	2.91%	$—	—%	$—	—%	$9,233	2.78%
Mortgage-backed securities	—	—	646	4.34	—	—	7,866	3.80	8,512	3.84

	$2,019	2.29%	$7,861	3.03%	$—	—%	$7,866	3.80%	$17,745	3.29%

Deposits

The Bank’s deposits increased to $429.7 million at September 30, 2004, up from $355.2 million at December 31, 2003, an increase of $74.5 million or 21.0%. Noninterest-bearing deposits reached $143.9 million at September 30, 2004, up from $117.9 million at December 31, 2003. For the nine months ended September 30, 2004, interest-bearing deposits increased 20.4% from $237.3 million at December 31, 2003 to $285.7 million at September 30, 2004.

The following table presents the period end balance and weighted average rate for the indicated periods.

	Nine months ended September 30, 2004		Year ended December 31, 2003
(Dollars in thousands)	Amount	Rate	Amount	Rate
Money market checking accounts	$26,490	0.34%	$27,381	0.39%
Money market and savings	116,035	0.64	90,397	0.68
Certificates of deposit	143,200	2.48	119,478	2.72

Total interest-bearing deposits	285,725	1.52	237,256	1.59
Noninterest-bearing deposits	143,945	—	117,925	—

Total deposits	$429,670	1.03%	$355,181	1.11%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of September 30, 2004:

(In thousands)
Maturities of time deposits
Three months or less	$54,321
Over 3 through 6 months	19,316
Over 6 through and 12 months	19,791
Over 12 months	49,772

Total	$143,200

Weighted average rate on time deposits	2.48%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $30 million at September 30, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at September 30, 2004 was in excess of $169 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit under these arrangements at September 30, 2004 and December 31, 2003 are $57.5 million and $50.5 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the nine months ended September 30, 2004 and during the year ended December 31, 2003 due primarily to the net income. Shareholders’ equity stood at $33.6 million at September 30, 2004, up $3.6 million or 12.1% from $30.0 million at December 31, 2003. The ratio of shareholders’ equity to total assets was 6.7% at September 30, 2004, compared with 6.9% at December 31, 2003.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

As of September 30, 2004, the Bank and the Company were well capitalized, based on the OCC prompt corrective action ratios and guidelines. The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 8.37%, 10.09% and 11.23%, respectively, at September 30, 2004.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended September 30, 2004.

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

Dated: October 29, 2004