Form 10KSB
period 2004-12-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2005-03-18
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

Mark One

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of small business issuer as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Westheimer, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

281-315-1100

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of class:

Common Stock, $1.00 par value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.  ☒

Issuer’s revenues for the fiscal year ended December 31, 2004 were $28,361,000.

As of February 28, 2005, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $40,737,000.

The number of shares of common stock of the issuer outstanding as of February 28, 2005 was 3,947,289.

Documents incorporated by reference. Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

REPUBLIC BANCSHARES OF TEXAS, INC.

ANNUAL REPORT ON FORM 10-KSB

For the year ended December 31, 2004

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Republic Bancshares of Texas, Inc. (the “Company”) was incorporated as a business corporation under the laws of the State of Texas on May 17, 2001 for the purpose of serving as a bank holding company for Republic National Bank (the “Bank”). On June 20, 2001, RBT Holdings, Inc. (“RBT”) was incorporated under the laws of Delaware. Pursuant to the terms of an agreement and plan of reorganization dated May 30, 2001, the Bank became a wholly-owned subsidiary of RBT and RBT became a wholly-owned subsidiary of the Company. The reorganization was consummated on September 7, 2001. The reorganization was accounted for in a manner similar to that in pooling-of-interests accounting and all financial statements reflect the consolidated operations as if the reorganization had taken place prior to the periods covered by such consolidated financial statements. The Bank was chartered as a national banking association which began operations on November 13, 1998. At December 31, 2004, the Company had total assets of $573.7 million, total loans of $402.5 million, total deposits of $497.8 million and shareholders’ equity of $35.2 million.

The Company offers a diversified range of commercial and personal banking products and services to small- and medium-sized businesses and consumers located primarily in the greater Houston metropolitan area. The Bank presently has six (6) full-service banking offices located in Houston. The Bank offers checking accounts, savings accounts, certificates of deposit, bank-by-mail and 24-hour depository facilities, drive-up banking, cashier’s checks, travelers checks, savings bonds, consumer loans, commercial loans, commercial payroll accounts, merchant bank card services, lock-box and other cash management services, safe deposit boxes and online banking services. The Bank’s business emphasis is to provide personal, responsive and dependable banking services to individuals, professionals and owner-operated businesses. The Bank does not presently offer trust services. Through Star-NET, the Bank’s online banking product, customers can view their account information, transfer funds and download information to a personal finance software program. Online bill payment services are also available for an additional fee.

EMPLOYEES AND EMPLOYMENT RELATIONS

As of December 31, 2004, the Bank and Company had 133 full-time equivalent employees, 57 of whom were officers. The Bank provides medical insurance and other benefits to full-time employees and considers relations with employees to be excellent. The Bank’s employees are not represented by any collective bargaining group.

COMPETITION

The Company has substantial competition in lending funds and attracting and retaining deposits. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. In competing for commercial loans (a targeted growth segment), management believes that the personal relationships between lending officers and commercial borrowers is a primary factor. Competition for the origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, finance and insurance companies. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient locations. There is direct competition for deposits from commercial banks, credit unions and thrift institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions, and corporate and government securities.

The Company expects increased competition. Management believes that, the consolidation within the financial services industry will likely continue which means that the number of locally-owned financial institutions will decrease and that the Bank will increasingly compete against larger regional and out-of-state banks. While these larger regional and out-of-state banks will likely attract the largest Texas businesses (sales over $100 million), the Company believes that these large banks are unable to provide the relationship-oriented, customer service that the Company provides its target customer base of small and medium-sized businesses, professionals and other individuals. Although the Bank has been able to compete effectively in its market areas to date, there is no assurance that the Bank will continue to do so in the future.

The company’s success is dependent to a significant degree on economic conditions in the greater Houston area. An economic recession or a delayed recovery over a prolonged period of time in the Houston area could cause an increase in the level of the Company’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

REGULATION AND SUPERVISION

The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information relevant to the Company and the Bank. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure deposits of banks, and the banking system as a whole, and not for the protection of the Company’s shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on its business.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as Republic National Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the company.

Source of Strength. Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to maintain resources adequate to support the subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In addition, Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of stockholders of a national bank whose capital has become impaired. If a stockholder fails, within three months, to pay that assessment, the board of directors has a duty to sell the stockholder’s stock to cover the deficiency. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Like other bank holding companies, the Company currently is required to maintain Tier 1 and “Total Capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letter of credit), respectively. At December 31, 2004, the Company met both requirements, with Tier 1 and Total Capital equal to 9.7% and 10.8%, respectively, of its total risk-weighted assets.

The FRB also requires bank holding companies to maintain a minimum “Leverage Ratio”, defined as Tier 1 capital to average adjusted total assets, of 3%, if the bank holding company has the highest regulatory rating and meets certain other requirements, or of at least 4% if the bank holding company does not meet these requirements. At December 31, 2004, the Company’s leverage ratio was 9.0%, which exceeded the minimum leverage ratio to which it was subject.

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

The Bank is subject to similar risk-based and leverage capital requirements adopted by the OCC. Like the Company, the Bank was in compliance with the minimum capital requirements applicable to it as of December 31, 2004.

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

As of December 31, 2004, the Bank was well capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the OCC’s, or the FDIC’s, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects.

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

In addition to BIF assessments, banks insured under BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the fourth quarter of 2004, the BIF rate was .00152% of deposits.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Bank currently operates six banking office locations in Houston, Texas, and other than the Northwest Freeway office, all of the locations are leased.

The following table sets forth specific information on the Bank’s offices, each of which offers full banking operations provided by a full complement of lobby staff (including tellers, new account representatives, and lending professionals on site), safe-deposit boxes, an automated teller machine, and drive-through banking services:

Banking Office	Size in Square Feet (Approximate)	Location	Deposits at December 31, 2004
			(In thousands)
Champions	8,200	6809 FM 1960 West	$151,554
Cypress Station	5,000	1055 FM 1960 West	71,477
River Oaks	11,775	4200 Westheimer Road	158,218
Memorial	8,800	10301-A Katy Freeway	64,005
Northwest Freeway	11,400	14604 Northwest Freeway	42,070
Southeast	2,100	4130 Fairmont Parkway	10,436

			$497,760

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for the shares of common stock of the Company and it is unlikely that an active market will develop for the common stock in the foreseeable future. The Company has no present plans for listing its common stock on a national or regional securities exchange or with the National Association of Securities Dealers Automated Quotations System. Trades in shares of the Company’s stock are often privately negotiated between a buyer and a seller, and management of the Company does not know the prices at which some or all of such transactions took place. In March 2000, the Bank sold 1,440,000 shares of common stock at $6.25 per share. The only other sales by the Company have been to employees in connection with the exercise of stock options or purchases through the Company’s Employee Stock Purchase Plan. As of February 28, 2005, there were 3,947,289 shares outstanding and 700 shareholders of record.

Dividends

The Company has not declared or paid any cash dividends since inception and has no plans to pay dividends in the foreseeable future. One of the principal sources of cash revenue to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. See “Description of Business-Regulation and Supervision-Dividend Restrictions” for a description of regulatory restrictions that limit the Bank’s ability to pay dividends on its common equity.

Securities authorized for issuance under equity compensation plans

The Company currently has options outstanding. The options were granted under the Company’s 1998 Stock Option Plan, which was approved by the Bank’s shareholders and assumed by the Company in connection with its formation. The Plan was amended in 2004 to increase the number of shares issuable under the plan. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance (adjusted to reflect the two-for-one stock split effective May 24, 2004):

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	539,800	$6.43	320,200
Equity compensation plans not approved by security holders	—	—	—

Total	539,800	$6.43	320,200

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, appearing elsewhere in this Annual Report, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2004 are derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$25,355	$22,800	$21,258	$19,832	$13,886
Interest expense	5,454	4,944	5,272	7,589	5,610

Net interest income	19,901	17,856	15,986	12,243	8,276
Provision for loan losses	1,450	1,730	2,095	1,076	1,204

Net interest income after provision for loan losses	18,451	16,126	13,891	11,167	7,072
Noninterest income	3,006	2,644	1,705	1,239	755
Noninterest expenses	14,312	12,666	11,014	8,986	6,757

Income before income taxes	7,145	6,104	4,582	3,420	1,070
Provision for income taxes	2,332	2,057	1,581	1,175	364

Net income	$4,813	$4,047	$3,001	$2,245	$706

Per Share Data (1):
Basic earning per common share (2)	$1.23	$1.04	$0.78	$0.59	$0.21
Diluted earnings per common share (2)	$1.18	$1.00	$0.75	$0.58	$0.20
Book value per share	$8.93	$7.71	$6.72	$5.94	$5.36
Weighted average shares outstanding (basic)	3,911,802	3,876,796	3,855,238	3,844,516	3,484,000
Weighted average shares outstanding (diluted)	4,085,977	4,046,018	4,015,170	3,911,672	3,510,000
Performance Ratios:
Return on average assets	0.99%	0.94%	0.86%	0.86%	0.44%
Return on average common equity	14.92%	14.21%	12.18%	10.27%	3.97%
Net interest margin	4.44%	4.46%	4.98%	5.04%	5.68%
Efficiency ratio (4)	62.48%	63.38%	62.26%	66.65%	74.82%
Balance Sheet Data (3):
Total assets	$573,662	$435,218	$384,419	$312,197	$211,326
Investment securities	89,445	83,922	41,704	1,125	4,070
Loans	402,495	315,486	293,555	258,487	183,559
Allowance for loan losses	4,813	3,783	3,236	2,885	1,836
Total deposits	497,760	355,181	349,083	288,141	190,097
Total shareholders’ equity	35,152	30,003	26,005	22,855	20,592
Capital Ratio:
Average equity to average assets	6.64%	6.59%	7.07%	8.27%	10.97%
Asset Quality Ratios (3):
Nonperforming assets (5) to loans and other real estate	0.16%	0.15%	0.26%	0.07%	0.00%
Net charge-offs to average loans	0.12%	0.40%	0.63%	0.01%	0.00%
Allowance for loan losses to total loans	1.20%	1.20%	1.10%	1.12%	1.00%
Allowance for loan losses to nonperforming assets (5)	761.55%	793.08%	419.17%	1559.46%	N/A

(1)	Adjusted for the two-for-one stock split effective May 24, 2004.
(2)	Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.
(3)	At period end, except net charge-offs to average loans.
(4)	Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses).
(5)	Nonperforming assets consist of nonaccrual loans, troubled debt restructurings and loans contractually past due 90 days or more, ORE and foreclosed property.

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

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100% stock dividend payable to shareholders of record on May 10, 2004. The Company’s Common Stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

For The Years Ended December 31, 2004 and 2003

OVERVIEW

The primary source of the Company’s revenue is interest income from loans, fee income on customer accounts and income from investment securities. This revenue is offset by interest expense paid on deposits and other borrowings and noninterest expense, such as compensation and occupancy expenses.

For the year ended December 31, 2004, the Company produced net income of $4.8 million, diluted earnings per share of $1.18 and a return on average equity of 14.92% compared with net income of $4.0 million, diluted earnings per share of $1.00 and a return on average equity of 14.21% for the year ended December 31, 2003. Return on average assets for the years ended December 31, 2004 and 2003 was 0.99% and 0.94%, respectively.

For the year ended December 31, 2004, the net interest margin and the net interest rate spread were 4.44% and 3.96%, respectively, compared with 4.46% and 4.00%, respectively, for the year ended December 31, 2003.

At December 31, 2004, the Company had total assets of $573.7 million, total loans of $402.5 million, total deposits of $497.8 million and shareholders’ equity of $35.2 million. At December 31, 2003, the Company had total assets of $435.2 million, total loans of $315.5 million, total deposits of $355.2 million and shareholders’ equity of $30.0 million.

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

Net interest income was $19.9 million for the year ended December 31, 2004 compared with $17.9 million for the year ended December 31, 2003. This represents an increase of $2.0 million or 11.2%. An increase in the average earning asset base of $47.5 million partially offset by a decrease in the net interest margin of 2 basis points primarily account for the difference.

The Company’s deposits grew from $355.2 million at December 31, 2003 to $497.8 million at December 31, 2004, an increase of $142.6 million or 40.1%. Noninterest-bearing deposits increased $49.9 million or 42.3% while interest-bearing deposits increased $92.7 million or 39.1%. For the years ended December 31, 2004 and 2003, the Company posted a net interest margin of 4.44% and 4.46%, respectively.

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

	For the year ended December 31, 2004			For the year ended December 31, 2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$350,695	$22,560	6.43%	$298,927	$20,079	6.72%
Securities	84,238	2,564	3.04	87,906	2,567	2.92
Federal funds sold & other	13,399	231	1.72	13,958	154	1.10

Total interest-earning assets	448,332	25,355	5.66%	400,791	22,800	5.69%

Less allowance for loan losses	(4,294)			(3,597)

Total earning assets, net of allowance	444,038			397,194
Nonearning assets	42,272			35,556

Total assets	$486,310			$432,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$25,401	$91	0.36%	$22,418	$87	0.39%
Money market and savings deposits	114,368	831	0.73	117,212	794	0.68
Certificates of deposit	134,678	3,399	2.52	115,864	3,147	2.72
Other borrowings	37,495	715	1.91	28,734	519	1.81
Junior subordinated debentures	8,248	418	5.07	8,248	397	4.81

Total interest-bearing liabilities	320,190	5,454	1.70%	292,476	4,944	1.69%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	131,801			110,450
Other liabilities	2,052			1,343

Total liabilities	454,043			404,269
Shareholders’ equity	32,267			28,481

Total liabilities and shareholders’ equity	$486,310			$432,750

Net interest income		$19,901			$17,856

Net interest spread			3.96%			4.00%

Net interest margin			4.44%			4.46%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets, and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31, 2004 vs. 2003
	Increase (Decrease) due to
	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,487	$(1,061)	$55	$2,481
Securities	(107)	97	7	(3)
Federal funds sold & other	(6)	83	—	77

Total increase (decrease) in interest income	3,374	(881)	62	2,555

Interest-bearing liabilities:
Money market checking accounts	12	(8)	—	4
Money market and savings deposits	(19)	54	2	37
Certificates of deposit	511	(268)	9	252
Other borrowings	158	36	2	196
Junior subordinated debentures	—	20	1	21

Total increase (decrease) in interest expense	662	(166)	14	510

Increase (decrease) in net interest income	$2,712	$(715)	$48	$2,045

Provision for loan losses

The 2004 provision for loan losses was $1.45 million, a decrease of $280,000 from 2003. Changes in the provision for loan losses were attributable to the changes in net charge-offs and management’s evaluation of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “—Allowance for Loan Losses.”)

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts, gains on sale of securities and other banking service-related fees. Noninterest income for the years ended December 31, 2004 and 2003 was $3.0 million and $2.6 million, respectively, an increase of $400,000 or 15.4%. The increase is primarily due to fee income on Bank Owned Life Insurance, $284,000; commissions on the sale of insurance, $191,000; service charges up $105,000, and NSF fees up $249,000. These increases were offset by a decline in gain on sale of securities of $516,000.

Noninterest expense

Generally, noninterest expense is composed of all costs associated with operating the Company’s business facilities, obtaining and retaining banking customer relationships and providing banking services. Major components of noninterest expense typically include: (1) employee salaries and benefits, (2) occupancy-related charges (including depreciation of furniture, fixtures, and equipment), and (3) data processing fees and technology-related costs. During 2004, the Company has added employees in the existing offices to meet additional customer needs due to growth.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)

Salaries and benefits	$9,096	$7,537
Premises and equipment expenses, net	2,020	1,731
Data processing fees	267	271
Data service bureau	603	589
Other expenses	2,326	2,538

Total noninterest expense	$14,312	$12,666

Employee compensation and benefits expenses increased $1.6 million or 20.7% during 2004 and reflects growth in the Company’s management and staff to 133 full-time-equivalent employees as of December 31, 2004. This increase is partially attributable to officers and staff hired to accommodate growth in all aspects of the Company’s operations. Management expects to continue to add personnel during 2005 due to the increased needs at the offices as both lobby and support functions grow.

Non-staff expenses were $5.2 million for the year ended December 31, 2004 compared with $5.1 million for the year ended December 31, 2003, an increase of $100,000 or 2.0%. Decreases in franchise taxes, losses on accounts and legal fees on problem loans combined with strict expense control led to a modest increase in non-staff expenses. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratios were 62.5% and 63.4% for the years ended December 31, 2004 and 2003, respectively. The improved efficiency ratio in 2004 is primarily a result of the increase in noninterest income.

FINANCIAL CONDITION

Total assets increased to $573.7 million at December 31, 2004, up $138.5 million or 31.8% from $435.2 million at December 31, 2003. Loans increased to $402.5 million at December 31, 2003 representing a growth of 27.6% over the $315.5 million in loans at December 31, 2003. Investment securities available for sale at December 31, 2004 were $72.6 million representing a growth of $11.1 million over December 31, 2003. Investment securities held to maturity were $16.9 million at December 31, 2004, a decline of $5.5 million over December 31, 2003.

Loan portfolio

The Bank’s primary lending focus is on middle-market commercial loans and owner-occupied real estate loans to local businesses. Typically, the Bank’s customers have financing requirements between $100,000 and $5,000,000. The Bank makes commercial loans primarily to small and medium-sized businesses and to professionals. The Bank offers a variety of consumer loan and commercial loan products including revolving lines of credit, letters of credit, working capital loans and loans to finance accounts receivable, inventory and equipment.

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

1-4 Family Residential

The Bank offers a variety of residential mortgage loan products. The Bank’s loans collateralized by 1-4 family residential real estate generally are originated in amounts of no more than 90% of the lower of cost or appraised value. The Bank generally requires mortgage title insurance and hazard insurance in the amount of the loan.

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of December 31, 2004, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do 1-4 family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of December 31, 2004 and 2003:

	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$130,896	32.5%	$120,667	38.2%
Real estate:
Commercial owner occupied and multi-family	143,415	35.6	103,312	32.7
Construction and land development	68,028	16.9	39,467	12.5
Residential 1-4 family	26,901	6.7	22,782	7.2
Consumer and other	33,255	8.3	29,258	9.4

Total loans	$402,495	100.0%	$315,486	100.0%

The contractual maturity ranges of the commercial and industrial and real estate construction and land development loan portfolios and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2004 are summarized in the following table:

	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$66,960	$59,867	$4,069	$130,896
Real estate – construction and land development	24,584	38,945	2,132	65,661

Total	$91,544	$98,812	$6,201	$196,557

Loans with a predetermined interest rate	$15,425	$72,906	$4,190	$92,521
Loans with a floating interest rate	76,119	25,906	2,011	104,036

Total	$91,544	$98,812	$6,201	$196,557

Nonperforming assets

Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $632,000 at December 31, 2004, compared with $477,000 at December 31, 2003. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.16% and 0.15% at December 31, 2004 and 2003, respectively. The increase in nonperforming assets was primarily due to an increase in nonaccrual loans, partially offset by a decrease in other real estate.

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$289	$39
Accruing loans 90 or more days past due	329	318
Other real estate and foreclosed property	14	120

Total nonperforming assets	$632	$477

Nonperforming assets to total loans and other real estate	0.16%	0.15%

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was approximately $6,804 and $23,000 for the years ended December 31, 2004 and 2003, respectively.

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

Allowance for loan losses – Critical Accounting Policy

The Company considers its allowance for loan losses as a policy critical to its sound operations. The company believes that of its significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity. The allowance for loan losses is a valuation allowance for probable losses inherent in the Bank’s loan portfolio. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of probable loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of probable losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the years ended December 31, 2004 and 2003:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$3,783	$3,236
Provision for loan losses	1,450	1,730
Loans charged off:
Commercial loans	(519)	(1,121)
Consumer loans	(85)	(122)
Recoveries:
Commercial loans	171	54
Consumer loans	13	6

Net charge offs	(420)	(1,183)

Balance, end of year	$4,813	$3,783

Ratios:
Allowance to end of period loans	1.20%	1.20%
Net charge-offs to average loans outstanding during the period	0.12%	0.40%

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

	December 31,
	2004		2003
	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(Dollars in thousands)
Commercial	$1,564	32.5%	$1,445	38.2%
Real estate	2,849	59.2	1,982	52.4
Consumer and other	400	8.3	356	9.4

Total	$4,813	100.0%	$3,783	100.0%

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

The amortized cost and approximate fair value of investment securities classified as available for sale held at December 31, 2004 and 2003 is as follows:

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$5,000	$—	$—	$5,000
Mortgage-backed securities	63,547	6	285	63,268
Municipal securities	984	—	16	968
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,515	—	—	2,515

Total securities available for sale	$72,887	$6	$301	$72,592

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$55,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

The amortized cost and gross market value of investment securities classified as held to maturity at December 31, 2004 and 2003 is as follows:

	December 31, 2004
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$9,201	$—	$43	$9,158
Mortgage-backed securities	7,652	51	7	7,696

	$16,853	$51	$50	$16,854

	December 31, 2003
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of December 31, 2004. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2004
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$5,000	3.00%	$—	—%	$—	—%	$5,000	3.00%
Mortgage-backed securities	—	—	—	—	17,209	4.04	46,059	3.89	63,268	3.93
Municipal securities	—	—	968	2.93	—	—	—	—	968	2.93

	$—	—%	$5,968	2.99%	$17,209	4.04%	$46,059	3.89%	$69,236	3.81%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of December 31, 2004. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2004
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$3,012	2.39%	$6,189	2.99%	$—	—%	$—	—%	$9,201	2.79%
Mortgage-backed securities	—	—	561	4.30	—	—	7,091	4.23	7,652	4.23

	$3,012	2.39%	$6,750	3.10%	$—	—%	$7,091	4.23%	$16,853	3.45%

Deposits

The Bank’s deposits increased to $497.8 million at December 31, 2004, up from $355.2 million at December 31, 2003, an increase of $142.6 million or 40.1%. Management believes that the increase in noninterest-bearing deposits is more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $167.8 million at December 31, 2004, up from $117.9 million at December 31, 2003. For the year ended December 31, 2004, interest-bearing deposits increased 39.1% from $237.3 million at December 31, 2003 to $330.0 million at December 31, 2004.

The daily average balances and weighted average rates paid on deposits for the years ended December 31, 2004 and 2003 are presented below:

	Years ended December 31,
	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Money market checking accounts	$25,401	0.36%	$22,418	0.39%
Money market and savings	114,368	0.73	117,212	0.68
Certificates of deposit	134,678	2.52	115,864	2.72

Total interest-bearing deposits	274,447	1.57	255,494	1.59
Noninterest-bearing deposits	131,801	—	110,450	—

Total deposits	$406,248	1.06%	$365,944	1.11%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in thousands)
Maturities of time deposits
Three months or less	$63,806	$54,204
Over 3 through 6 months	18,462	16,129
Over 6 through 12 months	25,887	13,919
Over 12 months	49,199	35,226

Total	$157,354	$119,478

Weighted average rate on time deposits	2.65%	2.50%

Other Borrowings

Short-term borrowings ranging from one to thirty days consist of federal funds purchased and other bank borrowings. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within five years. The increase in long-term borrowings resulted from a leverage strategy whereby the Bank borrowed funds from the Federal Home Loan Bank and used the proceeds to purchase investment securities. A positive spread was achieved from this transaction. Information relating to these borrowings for the years ended December 31, 2004 and 2003 is summarized as follows:

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Long-term borrowings:
Average	$31,585	$23,753
Period-end	$30,000	$35,000
Maximum month-end balance during period	$35,000	$35,000
Interest rate:
Weighted average for the period	1.98%	1.95%
Weighted average at period-end	2.01%	1.92%
Short-term borrowings:
Average	$5,910	$4,981
Period-end	$—	$5,000
Maximum month-end balance during period	$21,000	$20,000
Interest rate:
Weighted average for the period	1.31%	1.14%
Weighted average at period-end	—%	1.21%

Junior subordinated debentures

On December 19, 2002, the Company’s wholly owned subsidiary trust, Republic Bancshares Capital Trust I (the “Trust”), completed the private placement of 8,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $8,000,000. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $248,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in $8,248,000 of the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 (the “Debentures”). The Debentures will mature on January 7, 2033, which date may be shortened to a date not earlier than January 7, 2008 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 19, 2002) of the Company. The Debentures accrue interest at a floating rate equal to the three-month LIBOR plus 3.35%, payable quarterly on January 7, April 7, July 7 and October 7 of each year; provided that the rate may not exceed 12.5% through January 7, 2008. The quarterly distributions on the Capital Securities are paid at the same rate that interest is paid on the Debentures.

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

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing junior subordinated debentures. As a result of the implementation of this Interpretation, the Company no longer reflects the trust preferred securities issued by the Trust in its consolidated balance sheets. Instead, the junior subordinated debentures are shown as liabilities in the consolidated balance sheets, the $248,000 investment in the common equity of the trust is included in the consolidated balance sheets as other assets, and the interest income received from and interest expense paid to the Trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both other interest income and interest expense totaled $12,000 for the years ended December 31, 2004 and December 31, 2003.

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $30 million at December 31, 2004. These borrowings were collaterized by investment securities held in safekeeping by the FHLB. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances, $1.5 million at December 31, 2004. Unused borrowing capacity at December 31, 2004 was approximately $191.0 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

Republic Bancshares of Texas Inc. is a holding company and does not conduct operations; its primary sources of liquidity are dividends upstreamed from Republic National Bank. See “Regulations and Supervision-Dividend Restrictions” regarding such dividends.

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

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2004 are presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term borrowings	$—	$—	$—	$—	$—
Long-term borrowings	20,000	10,000	—	—	30,000
Junior subordinated debentures	—	—	—	8,248	8,248
Operating lease obligations	910	1,800	1,841	2,551	7,102

Total contractual obligations	$20,910	$11,800	$1,841	$10,799	$45,350

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

The following table presents an analysis of the sensitivity inherent in the Company’s net interest income. The data used to prepare the table is as of December 31, 2004, which may be not representative of average balances found at year end or any other time period. The analysis is a tool used by management that changes every month based on changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2004 and as adjusted by instantaneous rate changes upward and downward of up to 100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

		Increase (decrease) in net interest income
Changes in interest rates (basis points)	Estimated net interest income	Amount	Percent
	(Dollars in thousands)
+100	$25,414	$806	3.3%
0	$24,608	—	—
-100	$23,505	$(1,103)	(4.5%)

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

The Company’s one-year cumulative GAP position at December 31, 2004 was a positive $17.5 million or 3.05% of assets compared to a negative $8.0 million at December 31, 2003. The change from the prior year is not considered significant. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2004:

	1-6 Months	6-12 Months	1-3 Years	3-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$45,682	$—	$—	$—	$—	$45,682
Securities	15,734	23,397	29,932	18,807	1,575	89,445
Loans	187,386	33,931	89,773	80,301	11,104	402,495

Total interest-earning assets	248,802	57,328	119,705	99,108	12,679	537,622

Interest-bearing liabilities:
Demand, money market and savings deposits	172,608	—	—	—	—	172,608
Certificates of deposit and other time	82,105	25,675	30,765	18,809	—	157,354
Other borrowings	8,248	—	27,500	2,500	—	38,248

Total interest-bearing liabilities	262,961	25,675	58,265	21,309	—	368,210

Period GAP	$(14,159)	$31,653	$61,440	$77,799	$12,679	$169,412

Cumulative GAP at December 31, 2004	$(14,159)	$17,494	$78,934	$156,733	$167,488

Cumulative GAP at December 31, 2003	$(39,512)	$(7,848)	$55,665	$110,028	$114,737

Period GAP to total assets	(2.47%)	5.52%	10.71%	13.56%	2.21%
Cumulative GAP to total assets	(2.47%)	3.05%	13.76%	27.32%	29.53%

Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$49,551	$3,780	$3,534	$5,058	$61,923
Standby letters of credit	3,786	27	—	—	3,813

Total financial instruments with off-balance sheet risk	$53,337	$3,807	$3,534	$5,058	$65,736

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

Capital resources

Shareholders’ equity increased to $35.2 million at December 31, 2004, up $5.2 million or 17.3% from $30.0 million at December 31, 2003 primarily from an increase in comprehensive income. The leverage ratio was 9.0% at December 31, 2004, compared with 8.9% at December 31, 2003.

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

	As of December 31, 2004
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$48,353	10.80%	$35,802	8.00%	$44,753	10.00%
Tier 1 capital (to risk-weighted assets)	43,540	9.73%	17,901	4.00%	26,852	6.00%
Tier 1 capital (to average assets)	43,540	8.95%	19,452	4.00%	24,316	5.00%

Bank
Total capital (to risk-weighted assets)	$47,147	10.55%	$35,761	8.00%	$44,701	10.00%
Tier 1 capital (to risk-weighted assets)	42,334	9.47%	17,881	4.00%	26,821	6.00%
Tier 1 capital (to average assets)	42,334	7.90%	21,429	4.00%	26,787	5.00%

	As of December 31, 2003
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$42,166	12.33%	$27,351	8.00%	$34,189	10.00%
Tier 1 capital (to risk-weighted assets)	38,383	11.23%	13,675	4.00%	20,513	6.00%
Tier 1 capital (to average assets)	38,383	8.87%	17,310	4.00%	21,638	5.00%

Bank
Total capital (to risk-weighted assets)	$41,115	12.05%	$27,300	8.00%	$34,125	10.00%
Tier 1 capital (to risk-weighted assets)	37,332	10.94%	13,650	4.00%	20,475	6.00%
Tier 1 capital (to average assets)	37,332	8.24%	18,114	4.00%	22,642	5.00%

The $8.0 million in trust preferred securities issued by Republic Bancshares Capital Trust I (the “Trust”) are currently included in the Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009. Assuming these final rules were effective at December 31, 2004, because the Company has no goodwill, the entire $8.0 million of trust preferred securities would count as Tier 1 capital.

The Trust that issued the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, under the proposal, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

ITEM 8. FINANCIAL STATEMENTS

Reference is made to the financial statements, the report thereon, the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two-year period ended December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) to be filed with the Commission within 120 days after December 31, 2004, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Principal Accountant Fees and Services” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Republic Bancshares of Texas, Inc. (Registrant)

By:	/s/ R. John McWhorter
R. John McWhorter
Secretary, Treasurer and Chief Financial Officer

Dated: March 15, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized. This report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. P. Bryan C. P. Bryan	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ R. John McWhorter R. John McWhorter	Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ Gerald W. Bodzy Gerald W. Bodzy	Director	March 15, 2005

/s/ Donn C. Fullenweider Donn C. Fullenweider	Director	March 15, 2005

/s/ James C. Hassell James C. Hassell	Director	March 15, 2005

/s/ Wayne C. Owen Wayne C. Owen	Director	March 15, 2005

Republic Bancshares of Texas, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Republic Bancshares of Texas, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares of Texas, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares of Texas, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas

February 25, 2005

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$17,564	$19,998
Federal funds sold and other	45,682	833

Total cash and cash equivalents	63,246	20,831

Investment securities available for sale (note 2)	72,592	61,524
Investment securities held to maturity (note 2)	16,853	22,398

Loans (note 3)	402,495	315,486
Less: Allowance for loan losses (note 3)	(4,813)	(3,783)

Loans, net	397,682	311,703

Premises and equipment, net (note 4)	8,321	6,560
Accrued interest receivable	2,092	1,516
Other assets (note 5)	12,876	10,686

Total assets	$573,662	$435,218

Liabilities and shareholders’ equity
Liabilities:
Deposits: (note 6)
Noninterest-bearing	$167,798	$117,925
Interest-bearing	329,962	237,256

Total deposits	497,760	355,181
Junior subordinated debentures (note 8)	8,248	8,248
Accrued interest payable	846	502
Other borrowings (note 7)	30,000	40,000
Other liabilities	1,656	1,284

Total liabilities	538,510	405,215

Commitments and contingencies (note 13)
Shareholders’ equity (notes 11 and 14)
Common stock, $1 par value; 20,000,000 shares authorized, 3,934,881 issued and outstanding as of December 31, 2004 and 3,889,130 issued and outstanding as of December 31, 2003	3,935	3,889
Additional paid-in capital	17,732	17,438
Accumulated other comprehensive loss, net of tax	(194)	(190)
Retained earnings	13,679	8,866

Total shareholders’ equity	35,152	30,003

Total liabilities and shareholders’ equity	$573,662	$435,218

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31,
	2004	2003
	(Dollars in thousands, except share and per share data)
Interest income:
Loans, including fees	$22,560	$20,079
Investment securities	2,564	2,567
Federal funds sold and other	231	154

Total interest income	25,355	22,800

Interest expense:
Interest-bearing deposits	4,321	4,028
Other borrowings	715	519
Junior subordinated debentures	418	397

Total interest expense	5,454	4,944

Net interest income	19,901	17,856
Provision for loan losses (note 3)	1,450	1,730

Net interest income after provision for loan losses	18,451	16,126

Noninterest income:
Service charges on deposit accounts	1,900	1,547
Other noninterest income	1,106	581
Gain on sale of securities, net	—	516

Total noninterest income	3,006	2,644

Noninterest expense:
Salaries and employee benefits	9,096	7,537
Occupancy expense	1,518	1,284
Premises and equipment expense	502	447
Service bureau fees	603	589
Data processing fees	267	271
Other	2,326	2,538

Total noninterest expense	14,312	12,666

Income before federal income tax provision (benefit)	7,145	6,104
Federal income tax provision (benefit) (note 9)
Current	2,176	2,224
Deferred	156	(167)

Total federal income tax provision	2,332	2,057

Net income	$4,813	$4,047

Earnings per common share:
Basic	$1.23	$1.04
Diluted	$1.18	$1.00

Weighted average shares used in computing per share data:
Basic	3,911,802	3,876,796
Diluted	4,085,977	4,046,018

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	Shares	Dollars
	(In thousands)
Balance at December 31, 2002	3,869	$3,869	$17,318	$—	$4,819	$26,006

Issuance of common stock	15	15	101	—	—	116

Exercise of stock options	5	5	29	—	—	34

Other	—	—	(10)	—	—	(10)

Comprehensive income
Net Income	—	—	—	—	4,047	4,047
Net change in unrealized appreciation/(depreciation) on securities available for sale, net of deferred taxes of $97	—	—	—	151	—	151

Reclassification adjustment for gains included in net income, net of deferred taxes of $175	—	—	—	(341)	—	(341)

Total comprehensive income	—	—	—	—	—	3,857

Balance at December 31, 2003	3,889	$3,889	$17,438	$(190)	$8,866	$30,003

Issuance of common stock	29	29	227	—	—	256

Exercise of stock options	17	17	72	—	—	89

Other	—	—	(5)	—	—	(5)

Comprehensive income:
Net income	—	—	—	—	4,813	4,813
Net change in unrealized appreciation/(depreciation) on securities available for sale, net of deferred taxes of $2	—	—	—	(4)	—	(4)

Total comprehensive income						4,809

Balance at December 31, 2004	3,935	$3,935	$17,732	$(194)	$13,679	$35,152

See accompanying notes to consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,813	$4,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	686	643
Net amortization of premium on investment securities	619	954
Amortization of issuance costs on junior subordinated debentures	25	25
Provision for loan losses	1,450	1,730
Deferred income tax expense (benefit)	156	(167)
Gain on sales of securities	—	(516)
Increase in accrued interest receivable	(576)	(82)
Increase in other assets	(369)	(213)
Decrease in accrued interest payable	344	77
Increase in other liabilities	372	626

Net cash provided by operating activities	7,520	7,124

Cash flows from investing activities:
Net increase in loans	(87,429)	(23,114)
Principal paydowns and sales of investment securities available for sale	40,676	68,081
Principal paydowns and calls of investment securities held to maturity	5,345	12,846
Purchase of investment securities available for sale	(52,169)	(120,870)
Purchase of investment securities held to maturity	—	(3,000)
Purchase of bank-owned life insurance policies	(2,000)	(8,500)
Purchase of bank premises and equipment	(2,447)	(365)

Net cash used in investing activities	(98,024)	(74,922)

Cash flows from financing activities:
Net increase in deposits	142,579	6,098
Increase (decrease) from other borrowings	(10,000)	40,000
Proceeds from the sale of common stock	256	116
Proceeds from exercise of stock options	89	34
Other	(5)	(10)

Net cash provided by financing activities	132,919	46,238

Net increase (decrease) in cash and cash equivalents	42,415	(21,560)
Cash and cash equivalents at beginning of year	20,831	42,391

Cash and cash equivalents at end of year	$63,246	$20,831

Supplemental disclosure of cash flow information:
Interest paid	$5,110	$4,867
Taxes paid	$2,766	$2,360

See accompanying notes to consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100% stock dividend payable to shareholders of record on May 10, 2004. The Company’s Common Stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting priniciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the amounts of the Company, Bank and RBT. All significant intercompany amounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Cash and interest-bearing demand deposits of approximately $5.0 million at December 31, 2004 and 2003 are maintained to satisfy the Federal Reserve requirement.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Investment securities

The Company uses the amortized cost method for investments in debt securities when management has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not expected to be held to maturity and equity securities that have readily determinable fair values are to be classified as trading or available for sale and measured at fair value in the consolidated balance sheets. Unrealized gains and losses on securities classified as trading securities are to be included in the consolidated statements of income. Unrealized gains and losses on securities classified as available for sale are to be reported as a separate component of shareholders’ equity, net of the applicable tax effect. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. For classification purposes, the Bank’s investment in the Federal Reserve Bank and the Federal Home Loan Bank are classified as available for sale. Gains and losses on the sale of securities are calculated based on the specific identification method.

Loans

Interest on commercial and real estate loans is calculated using the simple interest method based on daily average balances of the principal amount outstanding and is included in earnings. Interest on installment loans is included in earnings using a method that approximates the interest method.

Management continually reviews the loan portfolio to identify loans which, with respect to principal and/or interest, may become collection problems. When a loan, in management’s judgement, becomes doubtful as to the collection of accrued interest income, it is placed on nonaccrual status and all previously accrued interest is reversed through a charge to earnings. Interest payments received on nonaccrual loans are recognized as income on a cash basis.

Nonrefundable fees (including commitment fees and loan origination costs) are recognized into income as they occur. The difference in recognizing fees and costs in this manner rather than in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which generally requires the deferral of net direct origination fees and costs and subsequent amortization thereof by the interest method, is not material.

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

Provision and allowance for loan losses

The allowance for loan losses is established through a provision for such losses charged against income. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is not probable. The allowance is an amount that management believes will be adequate to reflect the risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company’s commercial loan portfolio, the

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral and the evaluation of its loan portfolio by the loan review function.

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

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful life of the improvements or the remaining term of the lease. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred. Depreciation expense has been computed principally using estimated lives of thirty years for premises, three to five years for hardware and software, and five to ten years for furniture and equipment.

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

Deferred issuance costs

The Company capitalizes all costs related to the issuance of junior subordinated debentures. The unamortized issuance costs at December 31, 2004 and 2003 of approximately $195,000 and $220,000, respectively, are included in other assets in the consolidated balance sheet. Deferred issuance costs are amortized over ten years and included as interest expense on junior subordinated debentures in the consolidated statements of income.

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

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Statement No. 123 (Statement 123), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2004 and 2003.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Years ended December 31,
	2004	2003
	(In thousands, except per share amounts)
Net income as reported	$4,813	$4,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(53)	(78)

Pro forma net income	$4,760	$3,969

Earnings per share:

Basic - as reported	$1.23	$1.04

Basic - pro forma	$1.22	$1.02

Diluted - as reported	$1.18	$1.00

Diluted - pro forma	$1.17	$0.98

1)	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Recent accounting pronouncements

SFAS No.123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing junior subordinated debentures. As a result of the implementation of this Interpretation, the Company no longer reflects the trust preferred securities issued by the Trust in its consolidated balance sheets. Instead, the junior subordinated debentures are shown as liabilities in the consolidated balance sheets, the $248,000 investment in the common equity of the trust is included in the consolidated balance sheets as other assets, and the interest income received from and interest expense paid to the Trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both other interest income and interest expense totaled $12,000 for the years ended December 31, 2004 and December 31, 2003.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (Statement 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified junior subordinated debentures as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have impact on the Company’s consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to 2004 presentation with no effect on net income or shareholders’ equity as previously reported.

(2) Investment securities available for sale and held to maturity

Investment securities available for sale

The amortized cost and fair value of securities available for sale is as follows:

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$5,000	$—	$—	$5,000
Mortgage-backed securities	63,547	6	285	63,268
Municipal securities	984	—	16	968
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,515	—	—	2,515

Total securities available for sale	$72,887	$6	$301	$72,592

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$55,363	$201	$479	$55,085
Municipal securities	990	—	8	982
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	4,616	—	—	4,616

	$61,810	$201	$487	$61,524

Sales of securities available for sale were as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Proceeds from sales	$21,380	$57,080
Gross realized gains	9	523
Gross realized losses	9	7

Investment securities held to maturity

The amortized cost and gross market value of investment securities classified as held to maturity is as follows:

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Gross Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$9,201	$—	$43	$9,158
Mortgage-backed securities	7,652	51	7	7,696

	$16,853	$51	$50	$16,854

	December 31, 2003
		Gross Unrealized
	Amortized Cost	Gain	Loss	Gross Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$10,331	$67	$—	$10,398
Mortgage-backed securities	12,067	96	42	12,121

	$22,398	$163	$42	$22,519

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Other-than-temporary impairment

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Fair value of investment securities available for sale changes daily based primarily on market rates. Losses shown in the tables below are considered temporary.

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities	$22,237	$52	$26,346	$233	$48,583	$285
Municipal securities	—	—	968	16	968	16

	$22,237	$52	$27,314	$249	$49,551	$301

Fair value of investment securities held to maturity changes daily based primarily on market rates. Losses shown in the tables below are considered temporary.

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government and agency securities	—	—	$9,158	$43	$9,158	$43
Mortgage-backed securities	—	—	2,396	7	2,396	7

	—	—	$11,554	$50	$11,554	$50

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

There were $4.1 million and $3.1 million at December 31, 2004 and 2003, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of December 31, 2004. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2004
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$5,000	3.00%	$—	—%	$—	—%	$5,000	3.00%
Mortgage-backed securities	—	—	—	—	17,209	4.04	46,059	3.89	63,268	3.93
Municipal securities	—	—	968	2.93	—	—	—	—	968	2.93

	$—	—%	$5,968	2.99%	$17,209	4.04%	$46,059	3.89%	$69,236	3.81%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of December 31, 2004. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	December 31, 2004
	Due Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$3,012	2.39%	$6,189	2.99%	$—	—%	$—	—%	$9,201	2.79%
Mortgage-backed securities	—	—	561	4.30	—	—	7,091	4.23	7,652	4.23

	$3,012	2.39%	$6,750	3.10%	$—	—%	$7,091	4.23%	$16,853	3.45%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(3) Loans

A summary of loans at December 31, 2004 and 2003 follows:

	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial	$130,896	32.5%	$120,667	38.2%
Real estate:
Commercial owner occupied and multi-family	143,415	35.6	103,312	32.7
Construction and land development	68,028	16.9	39,467	12.5
Residential 1-4 family	26,901	6.7	22,782	7.2
Consumer and other	33,255	8.3	29,258	9.4

Total loans	$402,495	100.0%	$315,486	100.0%

All loans to directors and officers of the Company and the Bank and principal shareholders of the Company and associates of such persons are, in the opinion of management, made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of like quality and risk of collectibility. The outstanding balance of such loans as of December 31, 2004 and 2003 was approximately $5.0 million and $4.1 million, respectively.

At December 31, 2004 and 2003, the Company had no recorded investment in impaired loans. At December 31, 2004 and 2003, the Company had an allowance for loan losses of $4.8 million and $3.8 million respectively. Management believes the allowance is adequate to cover probable losses inherent in the loan portfolio. Four nonaccrual loans totaling $289,000 existed at December 31, 2004 and three nonaccrual loans with a balance of $39,000 existed at December 31, 2003.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2004 and 2003:

	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$3,783	$3,236
Provision for loan losses	1,450	1,730
Loans charged off, net of recoveries	(420)	(1,183)

Balance, end of year	$4,813	$3,783

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(4) Premises and equipment

A summary of premises and equipment, at cost, and accumulated depreciation follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Land	$1,815	$729
Buildings and leasehold improvements	5,054	4,505
Furniture and equipment	4,195	3,461

Subtotal	11,064	8,695
Less: accumulated depreciation	(2,743)	(2,135)

Premises and equipment, net	$8,321	$6,560

Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $686,000 and $643,000, respectively.

(5) Other assets

Other assets consist of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Other real estate and foreclosed property	$14	$120
Deferred income taxes	658	810
Cash value of Bank owned life insurance	11,018	8,617
Other	1,186	1,139

	$12,876	$10,686

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(6) Deposits

The Company offers a variety of deposit products having a wide range of interest rates and terms. The Company relies on competitive pricing policies and customer service to attract and retain these deposits. At both December 31, 2004 and 2003 the Company had no brokered deposits and does not anticipate having any in the foreseeable future. Deposits provide the primary source of funding for the Company’s lending and investing activities, and the interest paid for deposits must be managed carefully to help maintain the Company’s net interest margin.

The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2004 and 2003 was 32.4% and 33.2% respectively.

Deposits, their stated rates and the related weighted average interest rates at December 31, 2004 and 2003 are summarized below (dollars in thousands):

	2004		2003
	Stated rate	Amount	Stated rate	Amount
Noninterest-bearing deposits	0.00%	$167,798	0.00%	$117,925

Interest-bearing deposits:
Interest-bearing checking	0.10-0.90	26,481	0.10-0.65	27,381
Savings deposits	0.25	4,155	0.25	3,542
Money market demand deposits	0.35-1.70	141,972	0.40-0.65	86,855
Certificate accounts	Less than 2.00	50,595	Less than 2.00	46,160
	2.00-2.99	53,847	2.00-2.99	34,124
	3.00-3.99	25,597	3.00-3.99	15,405
	4.00-4.99	14,606	4.00-4.99	7,828
	5.00-5.99	11,987	5.00-5.99	12,336
	6.00-6.99	191	6.00-6.99	2,989
	7.00-7.99	531	7.00-7.99	636

Total interest-bearing deposits		329,962		237,256

Total deposits		$497,760		$355,181

Weighted average rate		1.15%		0.95%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Interest expense on time deposits in denominations of $100,000 or more was approximately $2,730,000 and $2,467,000 during the years ended December 31, 2004 and 2003, respectively.

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of funds. The following table presents the maturities of time deposits as of December 31, 2004:

(In thousands)
Maturities of time deposits
Three months or less	$63,806
Over 3 through 6 months	18,462
Over 6 through 12 months	25,887
Over 12 months	49,199

Total	$157,354

Weighted average rate on time deposits	2.65%

(7) Other Borrowings

Short-term borrowings ranging from one to thirty days consist of federal funds purchased and other bank borrowings. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within five years. Long-term borrowings resulted from a leverage strategy whereby the bank borrowed funds from the Federal Home Loan Bank and used the proceeds to purchase investment securities. Of these borrowings, $20 million mature within one year and an additional $10 million within three years. A positive spread was achieved from this transaction. Information relating to these borrowings for the years ended December 31, 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Long-term borrowings:
Average	$31,585	$23,753
Period-end	$30,000	$35,000
Maximum month-end balance during period	$35,000	$35,000
Interest rate:
Weighted average for the period	1.98%	1.95%
Weighted average at period-end	2.01%	1.92%
Short-term borrowings:
Average	$5,910	$4,981
Period-end	$—	$5,000
Maximum month-end balance during period	$21,000	$20,000
Interest rate:
Weighted average for the period	1.31%	1.14%
Weighted average at period-end	—%	1.21%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(8) Junior subordinated debentures

On December 19, 2002, the Company’s wholly owned subsidiary trust, Republic Bancshares Capital Trust I (the “Trust”), completed the private placement of 8,000 floating rate capital securities (the “Capital Securities”) with an aggregate liquidation value of $8,000,000. Concurrent with the issuance of the Capital Securities, the Trust issued trust common securities to the Company in the aggregate liquidation value of $248,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in $8,248,000 of the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 (the “Debentures”). The Debentures will mature on January 7, 2033, which date may be shortened to a date not earlier than January 7, 2008 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 19, 2002) of the Company. The Debentures accrue interest at a floating rate equal to the three-month LIBOR plus 3.35%, payable quarterly on January 7, April 7, July 7 and October 7 of each year; provided that the rate may not exceed 12.5% through January 7, 2008. The quarterly distributions on the Capital Securities are paid at the same rate that interest is paid on the Debentures.

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

The Company received net proceeds of $7.76 million. The Company invested $7.0 million of the proceeds into the Bank. The remaining funds were used for the general corporate purposes. The issuance cost of the junior subordinated debentures was $245,000 and is carried in other assets on the consolidated balance sheets. At December 31, 2004 and 2003, the unamortized cost was $195,000 and $220,000, respectively. This cost is being amortized over ten years as interest expense on junior subordinated debentures in the consolidated statements of income.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of the Trust established in 2002, which was created for the sole purpose of issuing junior subordinated debentures. As a result of the implementation of this Interpretation, the Company no longer reflects the trust preferred securities issued by the Trust in its consolidated balance sheets. Instead, the junior subordinated debentures are shown as liabilities in the consolidated balance sheets, the $248,000 investment in the common equity of the trust is included in the consolidated balance sheets as other assets, and the interest income received from and interest expense paid to the Trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to both other interest income and interest expense totaled $12,000 for the years ended December 31, 2004 and December 31, 2003.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(9) Federal income taxes

A net deferred tax asset of approximately $658,000 and $810,000 is included in other assets at December 31, 2004 and 2003, respectively. The deferred tax assets relate primarily to the allowance for loan losses at December 31, 2004 and 2003.

The income tax provision (benefit) for the years ended December 31, 2004 and 2003 is composed of the following:

	2004	2003
Current	$2,176	$2,224
Deferred	156	(167)

Total	$2,332	$2,057

A valuation allowance for the deferred tax assets has not been recorded as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The income tax expense for the years ended December 31, 2004 and 2003 differs from the amount computed applying the federal income tax rate of 34% to income before federal income tax provision due primarily to tax-exempt income.

The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows:

	Years ended December 31,
	2004	2003
Statutory federal income tax rate	34.00%	34.00%
Tax-exempt income from Bank owned life insurance	(1.91)	(0.65)
Tax-exempt interest income	(0.11)	(0.06)
Other	0.66	0.41

Effective income tax rate	32.64%	33.70%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(10) Off-Balance Sheet Arrangements

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

	Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$49,551	$3,780	$3,534	$5,058	$61,923
Standby letters of credit	3,786	27	—	—	3,813

Total financial instruments with off-balance sheet risk	$53,337	$3,807	$3,534	$5,058	$65,736

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

(11) Compensation plans

Employee stock purchase plan

The Employee Stock Purchase Plan authorizes the offer and sale of up to 300,000 shares of Common Stock to employees of the Company and its subsidiaries, including the Bank. The Purchase Plan is implemented through three-month purchase periods beginning every January 1, April 1, July 1 and October 1. The offering price per share is an amount equal to 85% of the fair market value of the Common Stock on the last day of the applicable purchase period. The Purchase Plan was implemented in August 2001, and for the years ended December 31, 2004 and 2003, a total of 28,951 shares and 15,308 shares respectively, were sold. No compensation cost is recorded as a result of this plan.

401(k) plan

The Board of Directors has approved a 401(k) plan for employees of the Bank. As of December 31, 2004, the Bank matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s annual compensation. For the years ended December 31, 2004 and 2003 the Bank contributed approximately $145,000 and $130,000 respectively, to the plan.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

A summary of the stock option activity for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	495,900	$5.87	460,400	$5.59
Granted	68,500	10.32	49,500	8.74
Exercised	(16,800)	5.30	(5,200)	6.43
Forfeited	(7,800)	8.92	(8,800)	6.66

Outstanding at end of year	539,800	$6.43	495,900	$5.87

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2004:

Exercise price range	Number outstanding at end of period	Options outstanding		Exercisable options
		Weighted average remaining contractual life (yrs)	Weighted average exercise price	Number exercisable at end of period	Weighted average exercise price
$5.00 - $ 7.00	391,800	4.6	$5.36	368,840	$5.31
$7.01 - $ 9.00	83,500	7.9	$8.40	27,600	$8.15
$9.01 - $11.08	64,500	9.5	$10.32	—	—

	539,800	5.7	$6.43	396,440	$5.51

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model (excluding a volatility assumption) with the following weighted average assumptions as of December 31, 2004 and 2003:

	2004	2003
Assumptions:
Risk-free interest rate	3.24%-4.09%	2.3%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(12) Earnings per common share is computed as follows:

	Years ended December 31,
	2004	2003
	(In thousands, except per share data)
Net income	$4,813	$4,047

Divided by average common shares and common share equivalents:
Weighted average common shares	3,912	3,876
Weighted average common shares issuable under the stock option plan	174	170

Total average common shares and common share equivalents	4,086	4,046

Basic earnings per common share	$1.23	$1.04

Diluted earnings per common share	$1.18	$1.00

(13) Commitments and contingencies

Commitments to extend credit

In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included in the consolidated balance sheets. These transactions are referred to as “off-balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

December 31, 2004 and 2003

Letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at December 31, 2004 and 2003 are $65,736,000 and $51,704,000, respectively. Unfunded commitments to officers and directors of the Company equaled $12.3 million and $11.4 million at December 31, 2004 and 2003, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Lease commitments

The Company is lessee under operating leases for real estate used for various banking offices. The approximate minimum lease payments under these leases, at December 31, 2004, for the periods shown are:

Year ending December 31,	Amount
(In thousands)
2005	$910
2006	890
2007	910
2008	916
2009	925
Thereafter	2,551

$7,102

It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

Rent expense under the noncancelable operating leases aggregated approximately $943,000 and $783,000 for the years ended December 31, 2004 and 2003, respectively.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

As of December 31, 2004, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based ratio of 8.0%, Tier 1 risk-based ratio of 4.0% and Tier 1 leverage ratio of 4.0% as set forth in the following table. The Company and the Bank both maintained ratios in excess of these requirements. There are no conditions or events that management believes have changed the Company’s or the Bank’s categories.

The Company’s and Bank’s regulatory capital amounts and ratios in relation to their current existing regulatory capital requirements for capital adequacy purposes are as follows:

	As of December 31, 2004
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$48,353	10.80%	$35,802	8.00%	$44,753	10.00%
Tier 1 capital (to risk-weighted assets)	43,540	9.73%	17,901	4.00%	26,852	6.00%
Tier 1 capital (to average assets)	43,540	8.95%	19,452	4.00%	24,316	5.00%

Bank
Total capital (to risk-weighted assets)	$47,147	10.55%	$35,761	8.00%	$44,701	10.00%
Tier 1 capital (to risk-weighted assets)	42,334	9.47%	17,881	4.00%	26,821	6.00%
Tier 1 capital (to average assets)	42,334	7.90%	21,429	4.00%	26,787	5.00%

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	As of December 31, 2003
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company
Total capital (to risk-weighted assets)	$42,166	12.33%	$27,351	8.00%	$34,189	10.00%
Tier 1 capital (to risk-weighted assets)	38,383	11.23%	13,675	4.00%	20,513	6.00%
Tier 1 capital (to average assets)	38,383	8.87%	17,310	4.00%	21,638	5.00%

Bank
Total capital (to risk-weighted assets)	$41,115	12.05%	$27,300	8.00%	$34,125	10.00%
Tier 1 capital (to risk-weighted assets)	37,332	10.94%	13,650	4.00%	20,475	6.00%
Tier 1 capital (to average assets)	37,332	8.24%	18,114	4.00%	22,642	5.00%

The $8.0 million in trust preferred securities issued by Republic Bancshares Capital Trust I (the “Trust”) are currently included in the Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009. Assuming these final rules were effective at December 31, 2004, because the Company has no goodwill, the entire $8.0 million of trust preferred securities would count as Tier 1 capital.

The Trust that issued the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, under the proposal, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

For the foreseeable future, the Company does not plan to pay dividends, but instead will retain all earnings to support the growth of the Company.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Loans

The fair value of loans was estimated based on the current market interest rates for similar loans, the remaining maturity, and credit risk. At December 31, 2004 and 2003, approximately 37.4% and 36.4%, respectively, of the Bank’s loans have variable rates that generally change with market rates. Consequently, the estimated fair value of these variable rate loans approximates the carrying amount adjusted for anticipated losses as reflected by the allowance for credit losses. The fair value of fixed rate loans has been estimated by discounting estimated cash flows using current rates at which similar loans would be made.

The fair values of the Company’s lending commitments, letters of credit, commitments to sell loans and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Accrued interest receivable and payable

The carrying amounts of accrued interest approximate their fair values.

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$63,246	$63,246	$20,831	$20,831
Investment securities available for sale	72,592	72,592	61,524	61,524
Investment securities held to maturity	16,853	16,854	22,398	22,519
Loans, net	397,682	390,057	311,703	312,666
Accrued interest receivable	2,092	2,092	1,561	1,561

Financial liabilities:
Deposits	$497,760	$501,806	$355,181	$360,460
Other borrowings	30,000	29,873	40,000	40,466
Accrued interest payable	846	846	502	502
Junior subordinated debentures	8,248	8,248	8,248	8,248

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The fair value of the Company’s off-balance sheet instruments was immaterial at December 31, 2004 and 2003.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these consolidated financial statements since these dates and, therefore, current estimates of fair value may differ from the amounts presented herein.

(16) Parent company financial information

Condensed financial information for Republic Bancshares of Texas, Inc. is as follows:

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$660	$705
Other assets	695	573
Investment in RBT Holdings, Inc.	42,151	37,060

Total assets	$43,506	$38,338

Liabilities and shareholders’ equity
Liabilities:
Junior subordinated debentures	$8,248	$8,248
Accrued interest payable	106	87

Total liabilities	8,354	8,335
Shareholders’ equity	35,152	30,003

Total liabilities and shareholders’ equity	$43,506	$38,338

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Income:
Equity in undistributed earnings of subsidiaries	$5,091	$4,338
Interest income	12	12
Expenses:
Interest expense on junior subordinated debentures	425	409
Other expense	11	46

Income before income tax benefit	4,667	3,896
Income tax benefit	(146)	(151)

Net Income	$4,813	$4,047

REPUBLIC BANCSHARES OF TEXAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities
Net income	$4,813	$4,047
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(5,091)	(4,338)
Increase in other assets	(122)	(56)
Increase in accrued interest payable	19	72

Net cash used in operating activities	(381)	(275)

Cash flows from financing activities
Proceeds from sale of common stock	256	117
Exercise of stock options	89	34
Other	(9)	(10)

Net cash provided by financing activities	336	141

Net decrease in cash and cash equivalents	(45)	(134)
Cash and cash equivalents at beginning of year	705	839

Cash and cash equivalents at end of year	$660	$705