Form 10-Q
period 2005-03-31
REPUBLIC BANCSHARES OF TEXAS INC
filed 2005-05-13
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Westheimer

Houston, Texas

(Address of principal executive offices)

77027

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 2, 2005, there were 3,947,289 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$21,594	$17,564
Federal funds sold and other	26,084	45,682

Total cash and cash equivalents	47,678	63,246

Investment securities available for sale	81,754	72,592
Investment securities held to maturity	16,036	16,853

Loans (note 2)	425,238	402,495
Less: Allowance for loan losses (note 2)	(5,137)	(4,813)

Loans, net	420,101	397,682

Premises and equipment, net	8,398	8,321
Accrued interest receivable	1,969	2,092
Other assets	13,550	12,876

Total assets	$589,486	$573,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$169,573	$167,798
Interest-bearing	353,005	329,962

Total deposits	522,578	497,760
Junior subordinated debentures	8,248	8,248
Accrued interest payable	644	846
Other borrowings (note 5)	20,000	30,000
Other liabilities	1,900	1,656

Total liabilities	553,370	538,510

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 20,000,000 shares authorized, 3,947,289 issued and outstanding as of March 31, 2005 and 3,934,881 issued and outstanding as of December 31, 2004	3,947	3,935
Additional paid-in capital	17,843	17,732
Accumulated other comprehensive loss, net of tax	(696)	(194)
Retained earnings	15,022	13,679

Total shareholders’ equity	36,116	35,152

Total liabilities and shareholders’ equity	$589,486	$573,662

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2005	2004
	(Unaudited)
Interest income:
Loans, including fees	$6,761	$5,187
Investment securities	756	640
Federal funds sold and other	198	14

Total interest income	7,715	5,841

Interest expense:
Interest-bearing deposits	1,572	933
Other borrowings	150	178
Junior subordinated debentures	126	96

Total interest expense	1,848	1,207

Net interest income	5,867	4,634
Provision for loan losses (note 3)	495	450

Net interest income after provision for loan losses	5,372	4,184

Noninterest income:
Service charges on deposit accounts	422	425
Other noninterest income	314	403

Total noninterest income	736	828

Noninterest expense:
Salaries and employee benefits	2,669	2,083
Occupancy expense	424	349
Premises and equipment expense	132	120
Service bureau fees	157	147
Data processing fees	70	63
Other	665	525

Total noninterest expense	4,117	3,287

Income before federal income tax provision	1,991	1,725
Provision for federal income taxes	648	564

Net income	$1,343	$1,161

Earnings per common share:
Basic	$0.34	$0.30
Diluted	$0.32	$0.28

Weighted average shares used in computing per share data:
Basic	3,943,153	3,895,908
Diluted	4,185,864	4,088,738

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
(Dollars in thousands)	Shares	Dollars
	(Unaudited)
Balance at December 31, 2004	3,934,881	$3,935	$17,732	$(194)	$13,679	$35,152

Issuance of common stock	12,408	12	111			123

Comprehensive income
Net income for the three months ended March 31, 2005					1,343	1,343
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $258				(502)		(502)

Total comprehensive income						841

Balance at March 31, 2005	3,947,289	$3,947	$17,843	$(696)	$15,022	$36,116

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Three months ended March 31,
(Dollars in thousands)	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,343	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182	163
Net amortization of premium on investment securities	141	146
Amortization of issuance costs on junior subordinated debentures	6	6
Provision for loan losses	495	450
Decrease (increase) in accrued interest receivable	123	(149)
(Increase) decrease in other assets	(422)	64
(Decrease) increase in accrued interest payable	(202)	93
Increase in other liabilities	244	3

Net cash provided by operating activities	1,910	1,937

Cash flows from investing activities:
Net increase in loans	(22,914)	(20,548)
Principal paydowns of securities available for sale	4,213	2,931
Principal paydowns and maturities of securities held to maturity	779	2,183
Purchase of investment securities available for sale	(14,238)	(8,344)
Purchases of bank premises and equipment	(259)	(122)

Net cash used in investing activities	(32,419)	(23,900)

Cash flows from financing activities:
Net increase in deposits	24,818	32,253
Decrease in other borrowings	(10,000)	(4,800)
Proceeds from the sale of common stock	123	71
Proceeds from exercise of stock options	—	32

Net cash provided by financing activities	14,941	27,556

Net increase (decrease) in cash and cash equivalents	(15,568)	5,593

Cash and cash equivalents at beginning of period	63,246	20,831

Cash and cash equivalents at end of period	$47,678	$26,424

Supplemental disclosure of cash flow information:
Interest paid	$2,050	$1,114
Taxes paid	$50	$141

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2005, consolidated results of operations for the three months ended March 31, 2005 and 2004, cash flows for the three months ended March 31, 2005 and 2004, and the changes in shareholders’ equity for the three months ended March 31, 2005. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first three months of 2005 are not necessarily indicative of the results of operations for a full-year period.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income or shareholders’ equity.

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the periods ended March 31, 2005 and 2004.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(In thousands, except per share amounts)	2005	2004
Net income as reported	$1,343	$1,161
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(12)	(11)

Pro forma net income	$1,331	$1,150

Earnings per share:
Basic - as reported	$0.34	$0.30

Basic - pro forma	$0.34	$0.29

Diluted - as reported	$0.32	$0.28

Diluted - pro forma	$0.32	$0.28

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

(2)	Provision and allowance for loan losses

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of March 31, 2005. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3)	Earnings per share

Earnings per common share is computed as follows:

	Three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income	$1,343	$1,161

Divided by average common shares and common share equivalents:
Weighted average common shares	3,943	3,896
Weighted average common shares issuable under the stock option plan	243	193

Total average common shares and common share equivalents	4,186	4,089

Basic earnings per common share	$0.34	$0.30

Diluted earnings per common share	$0.32	$0.28

(4)	Impaired loans

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

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements. Unused borrowing capacity at March 31, 2005 was $215.7 million. At March 31, 2005, the contractual maturities of outstanding borrowings are as follows:

Date of Issuance	Term	Rate	Amount
April 24, 2003	3 yrs	2.534	$7,500
April 24, 2003	4 yrs	3.028	2,500
June 9, 2003	2 yrs	1.386	10,000

			$20,000

(6)	Recent accounting pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheets and consolidated statements of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first three months of 2005 are not necessarily indicative of the results of operations for a full-year period.

For The Three Months Ended March 31, 2005 and 2004

OVERVIEW

For the three months ended March 31, 2005, the Company had net income of $1.3 million, diluted earnings per share of $0.32 and a return on average equity of 15.10% compared with net income of $1.2 million, diluted earnings per share of $0.28 and a return on average equity of 15.13% for the three months ended March 31, 2004. Return on average assets for the three months ended March 31, 2005 and 2004 was 0.93% and 1.04%, respectively.

For the three months ended March 31, 2005, the net interest margin and the net interest rate spread were 4.40% and 3.79%, respectively, compared with 4.50% and 4.05%, respectively, for the three months ended March 31, 2004.

At March 31, 2005, the Company had total assets of $589.5 million, total loans of $425.2 million, total deposits of $522.6 million and shareholders’ equity of $36.1 million. At December 31, 2004, the Company had total assets of $573.7 million, total loans of $402.5 million, total deposits of $497.8 million and shareholders’ equity of $35.2 million. The amounts at March 31, 2005 reflect an increase of $15.8 million or 2.8% in assets, $22.7 million or 5.6% in loans, $24.8 million or 5.0% in deposits and $1.0 million or 2.9% in shareholders’ equity compared with the amounts at December 31, 2004.

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

Net interest income was $5.9 million for the three months ended March 31, 2005 as compared to $4.6 million for the three months ended March 31, 2004. This represents an increase of $1.3 million or 28.3%. This was the result of an increase in the average interest-earning asset base of $126.7 million which consisted of an increase of $6.5 million in investments, and $93.4 million in loans and $26.9 million in federal funds sold and other. Average interest-bearing liabilities grew $74.9 million. Net interest margin declined 10 basis points during the year. Interest-earning assets contributed $1.3 million of the growth in net interest income which was partially offset $53,000 due to the decline in rates and $51,000 due to one fewer day in the period. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout the first quarter of 2005.

The Company’s average deposits grew from $372.2 million in the three months ended March 31, 2004 to $509.0 million in the three months ended March 31, 2005, an increase of $136.8 million or 36.8%. Growth in noninterest-bearing deposits accounted for $53.9 million in growth. For the three months ended March 31, 2005 and 2004, the Company posted a net interest margin of 4.40% and 4.50%, respectively.

The following table presents, for the three months ended March 31, 2005 and 2004, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance. No tax equivalent adjustments were made and nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$416,945	$6,761	6.58%	$323,589	$5,187	6.45%
Securities	90,683	756	3.38	84,209	640	3.06
Federal funds sold & other	33,217	198	2.42	6,315	14	0.89

Total interest-earning assets	540,845	7,715	5.79%	414,113	5,841	5.67%

Less allowance for loan losses	(4,956)			(3,881)

Total earning assets, net of allowance	535,889			410,232
Nonearning assets	48,654			39,749

Total assets	$584,543			$449,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$27,651	$36	0.53%	$24,656	$21	0.34%
Money market and savings deposits	149,041	461	1.25	108,964	161	0.59
Certificates of deposit	160,760	1,075	2.71	120,972	751	2.50
Other borrowings	29,111	150	2.09	37,107	178	1.93
Junior subordinated debentures	8,248	126	6.20	8,248	96	4.68

Total interest-bearing liabilities	374,811	1,848	2.00%	299,947	1,207	1.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	171,519			117,579
Other liabilities	2,140			1,588

Total liabilities	548,470			419,114
Shareholders’ equity	36,073			30,867

Total liabilities and shareholders’ equity	$584,543			$449,981

Net interest income		$5,867			$4,634

Net interest spread			3.79%			4.05%

Net interest margin			4.40%			4.50%

The following table presents the effects of changes in volume, rate and days on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

(Dollars in thousands)	Three Months ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to			Total
	Volume	Rate	Days
Interest-earning assets:
Loans	$1,498	$133	$(57)	$1,574
Securities	50	73	(7)	116
Federal funds sold & other	59	125	—	184

Total increase (decrease) in interest income	1,607	331	(64)	1,874

Interest-bearing liabilities:
Money market checking accounts	2	13	—	15
Money market and savings deposits	59	243	(2)	300
Certificates of deposit	247	85	(8)	324
Other borrowings	(38)	12	(2)	(28)
Junior subordinated debentures	—	31	(1)	30

Total increase (decrease) in interest expense	270	384	(13)	641

Increase (decrease) in net interest income	$1,337	$(53)	$(51)	$1,233

Provision for loan losses

The provision for loan losses was $495,000 for the three month period ended March 31, 2005, an increase of $45,000 from the same period in 2004. Changes in the provision for loan losses were attributable to the changes in net charge-offs and management’s evaluation of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “—Allowance for Loan Losses.”)

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended March 31, 2005 and 2004 was $736,000 and $828,000, respectively, a decrease of $92,000 or 11.1%. The decrease is due to commissions received from the sale of insurance during the first quarter of 2004. Noninterest income as a percent of total income (total net interest income and noninterest income), was 11.1% and 15.2% for the three months ended March 31, 2005 and 2004, respectively.

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

The Company’s efficiency ratio was 62.4% for the three months ended March 31, 2005 as compared to 60.2% for the same period in 2004. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the ratio indicates a less efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$2,669	$2,083
Occupancy expense	424	349
Premises and equipment expenses, net	132	120
Service bureau fees	157	147
Data processing fees	70	63
Other expenses	665	525

Total noninterest expense	$4,117	$3,287

Salaries and employee benefits expense increased $586,000 or 28.1% during the first three months of 2005 compared to the same period in 2004 and reflects growth in the Bank’s management and staff from 107 full-time-equivalent employees as of March 31, 2004 to 133 full-time equivalent employees as of March 31, 2005. The additional staff resulted from the establishment of a SBA division within the bank, a new private banking group and other support personnel. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.4 million for the three months ended March 31, 2005 compared with $1.2 million for the three months ended March 31, 2004, an increase of $244,000 or 20.3%. This increase is representative of the Company’s continued growth.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of March 31, 2005, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do 1-4 family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$132,313	31.1%	$130,896	32.5%
Real estate:
Commercial owner occupied and multi-family	152,413	35.8	143,415	35.6
Construction, land development and other land loans	76,183	17.9	68,028	16.9
Residential 1-4 family	29,146	6.9	26,901	6.7
Consumer and other	35,183	8.3	33,255	8.3

Total loans	$425,238	100.0%	$402,495	100.0%

Nonperforming assets

Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $355,000 at March 31, 2005, compared with $632,000 at December 31, 2004. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.08% and 0.16% at March 31, 2005 and December 31, 2004, respectively. The decrease in nonperforming assets was primarily due to a decline in accruing loans 90 or more days past due which are now current.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$151	$289
Accruing loans 90 or more days past due	17	329
Other real estate and foreclosed property	192	14

Total nonperforming assets	$360	$632

Nonperforming assets to total loans and other real estate	0.08%	0.16%

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

The following table presents an analysis of the allowance for loan losses and other data for the three months ended March 31, 2005 and the year ended December 31, 2004:

	Three months ended March 31, 2005	Year ended December 31, 2004

	(Dollars in thousands)
Balance, beginning of period	$4,813	$3,783
Provision for loan losses	495	1,450
Loans charged off:
Commercial loans	(135)	(519)
1-4 family residential	(39)	—
Consumer loans	(4)	(85)
Recoveries:
Commercial loans	7	171
Consumer loans	—	13

Net charge offs	(171)	(420)

Balance, end of period	$5,137	$4,813

Ratios:
Allowance to end of period loans	1.21%	1.20%
Net charge-offs to average loans outstanding during the period	0.17%	0.12%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,598	31.1%	$1,564	32.5%
Real estate	3,113	60.6	2,849	59.2
Consumer and other	426	8.3	400	8.3

Total	$5,137	100.0%	$4,813	100.0%

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

The amortized cost and approximate fair value of investment securities classified as available for sale at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$7,400	$—	$18	$7,382
Mortgage-backed securities	71,052	—	1,013	70,039
Municipal securities	983	—	24	959
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,533	—	—	2,533

	$82,809	$—	$1,055	$81,754

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$5,000	$—	$—	$5,000
Mortgage-backed securities	63,547	6	285	63,268
Municipal securities	984	—	16	968
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,515	—	—	2,515

	$72,887	$6	$301	$72,592

The amortized cost and gross market value of investment securities classified as held to maturity at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$9,174	$—	$106	$9,068
Mortgage-backed securities	6,862	15	20	6,857

	$16,036	$15	$126	$15,925

	December 31, 2004
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$9,201	$—	$43	$9,158
Mortgage-backed securities	7,652	51	7	7,696

	$16,853	$51	$50	$16,854

There were $4.1 million at March 31, 2005 and December, 31, 2004, respectively, of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2005, management believes the impairments detailed in the table below are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of March 31, 2005. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	March 31, 2005
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$7,382	3.08%	—	—%	$—	—	$7,382	3.08%
Mortgage-backed securities	—	—%	—	—%	$22,670	4.18%	$47,369	4.23%	70,039	4.21%
Municipal securities	—	—	959	2.93%	—	—	—	—	959	2.93%

	$—	—%	$8,341	3.06%	$22,670	4.18%	$47,369	4.23%	$78,380	4.09%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of March 31, 2005. Contractual maturity of mortgage-backed securities is not reliable indicator of their expected life because borrowers have a right to prepay their obligations at any time.

	March 31, 2005
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$4,033	2.38%	$5,141	3.03%	$—	—%	$—	—%	$9,174	2.74%
Mortgage-backed securities	—	—	490	4.35	—	—	6,372	4.61	6,862	4.59

	$4,033	2.38%	$5,631	3.14%	$—	—%	$6,372	4.61%	$16,036	3.53%

Deposits

The Bank’s deposits increased to $522.6 million at March 31, 2005, up from $497.8 million at December 31, 2004, an increase of $24.8 million or 5.0%. Management believes that the increase in noninterest-bearing deposits is even more significant, since noninterest-bearing demand deposits are typically an indicator of the sort of business banking relationships that constitute the Bank’s target market. Noninterest-bearing deposits reached $169.6 million at March 31, 2005, up from $167.8 million at December 31, 2004. For the three months ended March 31, 2005, interest-bearing deposits increased 7.0% from $330.0 million at December 31, 2004 to $353.0 million at March 31, 2005.

The following table presents the daily average balance and weighted average rate for the indicated periods.

	Three months ended March 31, 2005		Year ended December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Money market checking accounts	$27,651	0.53%	$25,401	0.36%
Money market and savings	149,041	1.25	114,368	0.73
Certificates of deposit	160,760	2.71	134,678	2.52

Total interest-bearing deposits	337,452	1.89	274,447	1.57
Noninterest-bearing deposits	171,519	—	131,801	—

Total deposits	$508,971	1.25%	$406,248	1.06%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of March 31, 2005:

(In thousands)
Maturities of time deposits
3 months or less	$63,565
Between 3 months and 6 months	32,058
Between 6 months and 1 year	20,125
Over 12 months	53,662

Total	$169,410

Weighted average rate on time deposits	2.71%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were approximately $20 million at March 31, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at March 31, 2005 was approximately $215.7 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

Republic Bancshares of Texas is a holding company and does not conduct operations; its primary sources of liquidity are dividends upstreamed from Republic National Bank.

The liquidity position of the Company is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

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

Outstanding unfunded commitments to extend credit at March 31, 2005 and December 31, 2004 are $72.2 million and $65.7 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the three months ended March 31, 2005 and during the year ended December 31, 2004 due primarily to the net income. Shareholders’ equity stood at $36.1 million at March 31, 2005, up $900,000 or 2.6% from $35.2 million at December 31, 2004.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 7.50%, 9.28% and 10.37%, respectively, at March 31, 2005.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the three months ended March 31, 2005.

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

Dated: May 12, 2005