Form 10-Q
period 2005-06-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2005-08-09
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

Or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Westheimer Suite 101

Houston, Texas

(Address of principal executive offices)

77027

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 3, 2005, there were 3,967,228 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	June 30, 2005	December 31, 2004
	(Unaudited )
ASSETS
Cash and due from banks	$17,866	$17,564
Federal funds sold and other	31,984	45,682

Total cash and cash equivalents	49,850	63,246

Investment securities available for sale	69,982	72,592
Investment securities held to maturity	14,301	16,853

Loans (note 2)	444,486	402,495
Less: Allowance for loan losses (note 2)	(5,315)	(4,813)

Loans, net	439,171	397,682

Premises and equipment, net	8,905	8,321
Accrued interest receivable	2,143	2,092
Other assets	13,682	12,876

Total assets	$598,034	$573,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$167,151	$167,798
Interest-bearing	372,475	329,962

Total deposits	539,626	497,760
Junior subordinated debentures	8,248	8,248
Accrued interest payable	753	846
Other borrowings (note 5)	10,000	30,000
Other liabilities	1,366	1,656

Total liabilities	559,993	538,510

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 20,000,000 shares authorized, 3,967,228 issued and outstanding as of June 30, 2005 and 3,934,881 issued and outstanding as of December 31, 2004	3,967	3,935
Additional paid-in capital	18,023	17,732
Accumulated other comprehensive loss, net of tax	(492)	(194)
Retained earnings	16,543	13,679

Total shareholders’ equity	38,041	35,152

Total liabilities and shareholders’ equity	$598,034	$573,662

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest income:
Loans, including fees	$7,455	$5,401	$14,216	$10,588
Investment securities	765	672	1,521	1,312
Federal funds sold and other	137	3	335	17

Total interest income	8,357	6,076	16,072	11,917

Interest expense:
Interest-bearing deposits	2,024	960	3,596	1,893
Other borrowings	102	197	252	375
Junior subordinated debentures	137	97	263	193

Total interest expense	2,263	1,254	4,111	2,461

Net interest income	6,094	4,822	11,961	9,456
Provision for loan losses	440	375	935	825

Net interest income after provision for loan losses	5,654	4,447	11,026	8,631

Noninterest income:
Service charges on deposits	412	446	834	871
Other noninterest income	315	212	629	615

Total noninterest income	727	658	1,463	1,486

Noninterest expense:
Salaries and employee benefits	2,686	2,227	5,355	4,310
Occupancy expense	433	384	857	733
Premises and equipment expense	135	118	267	238
Service bureau fees	159	148	316	295
Data processing fees	69	70	139	133
Other	637	526	1,303	1,051

Total noninterest expense	4,119	3,473	8,237	6,760

Income before income tax provision	2,262	1,632	4,252	3,357
Provision for income taxes	740	532	1,388	1,096

Net income	$1,522	$1,100	$2,864	$2,261

Earnings per common share:
Basic	$0.38	$0.28	$0.73	$0.58
Diluted	$0.36	$0.27	$0.68	$0.55

Shares used in computing per share data:
Basic	3,960,582	3,909,438	3,951,213	3,902,676
Diluted	4,205,640	4,113,077	4,195,541	4,100,908

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	Shares	Dollars
	(Dollars in thousands)
Balance at December 31, 2004	3,934,881	$3,935	$17,732	$(194)	$13,679	$35,152

Issuance of common stock	32,347	32	291	—	—	323

Comprehensive income
Net income for the six months ended June 30, 2005	—	—	—	—	2,864	2,864
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $153	—	—	—	(298)	—	(298)

Total comprehensive income	—	—	—	—	—	2,566

Balance at June 30, 2005	3,967,228	$3,967	$18,023	$(492)	$16,543	$38,041

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$2,864	$2,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	370	329
Net amortization of premium on investment securities	277	344
Amortization of issuance costs on subordinated debentures	12	12
Provision for loan losses	935	825
Increase in accrued interest receivable	(51)	(120)
Increase in other assets	(664)	(210)
(Decrease) increase in accrued interest payable	(93)	38
Decrease in other liabilities	(290)	(433)

Net cash provided by operating activities	3,360	3,046

Cash flows from investing activities:
Net increase in loans	(42,424)	(33,333)
Principal paydowns and sales of investment securities available for sale	16,182	8,775
Principal paydowns and maturities of investment securities held to maturity	2,471	3,549
Purchase of investment securities available for sale	(14,220)	(18,322)
Purchases of bank premises and equipment	(954)	(406)

Net cash used in investing activities	(38,945)	(39,737)

Cash flows from financing activities:
Net increase in deposits	41,866	43,598
Decrease in other borrowings	(20,000)	(6,000)
Proceeds from the sale of common stock	323	142
Proceeds from exercise of stock options	—	32

Net cash provided by financing activities	22,189	37,772

Net increase (decrease) in cash and cash equivalents	(13,396)	1,081

Cash and cash equivalents at beginning of period	63,246	20,831

Cash and cash equivalents at end of period	$49,850	$21,912

Supplemental disclosure of cash flow information:
Interest paid	$4,204	$2,423
Taxes paid	$1,786	$1,130

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2005, consolidated results of operations for the three and six months ended June 30, 2005 and 2004, cash flows for the six months ended June 30, 2005 and 2004, and the changes in shareholders’ equity for the six months ended June 30, 2005. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first six months of 2005 are not necessarily indicative of the results of operations for a full-year period.

The Bank offers a full range of banking services through six banking offices located in the Houston metropolitan area. The accounting and reporting policies of the Company, RBT and the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Use of estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2005 and 2004.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$1,522	$1,100	$2,864	$2,261
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(12)	(13)	(23)	(26)

Pro forma net income	$1,510	$1,087	$2,841	$2,235

Earnings per share:
Basic—as reported	$0.38	$0.28	$0.73	$0.58

Basic—pro forma	$0.38	$0.28	$0.72	$0.57

Diluted—as reported	$0.36	$0.27	$0.68	$0.55

Diluted—pro forma	$0.36	$0.26	$0.68	$0.54

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

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

Management believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as of June 30, 2005. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per common share is computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$1,522	$1,100	$2,864	$2,261
Divided by average common shares and common share equivalents:
Average common shares	3,961	3,909	3,951	3,903
Average common shares issuable under the stock option plans	245	204	245	198

Total average common shares and common share equivalents	4,206	4,113	4,196	4,101

Basic earnings per common share	$0.38	$0.28	$0.73	$0.58

Diluted earnings per common share	$0.36	$0.27	$0.68	$0.55

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

(5) Other borrowings

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $219 million. At June 30, 2005, the contractual maturities of these borrowings are as follows:

Date of Issuance	Term	Rate	Amount
April 24, 2003	3yrs	2.534%	$7,500
April 24, 2003	4yrs	3.028	2,500

			$10,000

(6) Recent accounting pronouncements

SFAS No.123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first six months of 2005 are not necessarily indicative of the results of operations for a full-year period.

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100 percent stock dividend payable to shareholders of record on May 10, 2004. The Company’s Common Stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

For The Six Months Ended June 30, 2005 and 2004

OVERVIEW

For the six months ended June 30, 2005, the Company had net income of $2.9 million, diluted earnings per share of $0.68 and a return on average equity of 15.7% compared with net income of $2.3 million, diluted earnings per share of $0.55 and a return on average equity of 14.6% for the six months ended June 30, 2004. Return on average assets for the six months ended June 30, 2005 and 2004 was 0.98% and 0.99%, respectively.

For the six months ended June 30, 2005, the net interest margin and the net interest rate spread were 4.42% and 3.76%, respectively, compared with 4.49% and 4.04%, respectively, for the six months ended June 30, 2004.

At June 30, 2005, the Company had total assets of $598.0 million, total loans of $444.5 million, total deposits of $539.6 million and shareholders’ equity of $38.0 million. At December 31, 2004, the Company had total assets of $573.7 million, total loans of $402.5 million, total deposits of $497.8 million and shareholders’ equity of $35.2 million. The amounts at June 30, 2005 reflect an increase of $24.4 million or 4.3% in assets, $42.0 million or 10.4% in loans, $41.9 million or 8.4% in deposits and $2.9 million or 8.2% in shareholders’ equity compared with the amounts at December 31, 2004.

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

Net interest income was $12.0 million for the six months ended June 30, 2005 as compared to $9.5 million for the six months ended June 30, 2004. This represents an increase of $2.5 million or 26.3%. This was the result of an increase in the average interest-earning asset base of $122.5 million which consisted of an increase of $97.9 million in loans, $2.4 million in investments, $22.2 million in fed funds sold and other. Average interest-bearing liabilities grew $75.9 million. Net interest margin declined 7 basis points during the period. Interest-earning assets contributed $2.8 million of the growth in net interest income which was partially offset $212,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2005.

The Company’s average deposits grew from $377.3 million for the six months ended June 30, 2004 to $516.4 million for the six months ended June 30, 2005, an increase of $139.1 million or 36.9%. Growth in noninterest-bearing deposits accounted for $45.7 million or 37.6% of the increase. Interest-bearing demand deposits increased $50.1 million or 38.4% and time deposits increased $43.2 million or 34.5%. For the six months ended June 30, 2005 and 2004, the Company posted a net interest margin of 4.42% and 4.49%, respectively.

The following table presents, for the six months ended June 30, 2005 and 2004, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2005 and 2004, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$429,653	$14,216	6.67%	$331,752	$10,588	6.42%
Securities	90,169	1,521	3.40	87,786	1,312	3.01
Federal funds sold & other	25,892	335	2.61	3,692	17	0.93

Total interest-earning assets	545,714	16,072	5.94%	423,230	11,917	5.66%

Less allowance for loan losses	(5,108)			(4,004)

Total earning assets, net of allowance	540,606			419,226
Nonearning assets	46,625			39,916

Total assets	$587,231			$459,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$28,998	$93	0.65%	$24,509	40	0.33%
Money market and savings deposits	151,518	1,111	1.48	105,863	317	0.60
Certificates of deposit	168,554	2,392	2.86	125,347	1,536	2.46
Other borrowings	23,625	252	2.15	41,037	375	1.84
Junior subordinated debentures	8,248	263	6.43	8,248	193	4.71

Total interest-bearing liabilities	380,943	4,111	2.18%	305,004	2,461	1.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	167,326			121,619
Other liabilities	2,259			1,288

Total liabilities	550,528			427,911
Shareholders’ equity	36,703			31,231

Total liabilities and shareholders’ equity	$587,231			$459,142

Net interest income		$11,961			$9,456

Net interest spread			3.76%			4.04%

Net interest margin			4.42%			4.49%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Six months ended June 30, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Days	Total
Interest-earning assets:
Loans	$3,146	$540	$(58)	$3,628
Securities	39	177	(7)	209
Federal funds sold & other	102	216	—	318

Total increase (decrease) in interest income	3,287	933	(65)	4,155

Interest-bearing liabilities:
Interest-bearing demand deposits	7	46	—	53
Money market and savings deposits	137	659	(2)	794
Certificates of deposit	532	332	(8)	856
Other borrowings	(158)	37	(2)	(123)
Junior subordinated debentures	—	71	(1)	70

Total increase (decrease) in interest expense	518	1,145	(13)	1,650

Increase (decrease) in net interest income	$2,769	$(212)	$(52)	$2,505

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2005. A provision of $935,000 and $825,000 was made for the six months ended June 30, 2005 and 2004, respectively, an increase of $110,000 or 13.3%. This increase is primarily due to loan growth between June 30, 2004 and 2005.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for both of the six month periods ended June 30, 2005 and 2004 was $1.5 million. Noninterest income as a percent of total income (total net interest income and noninterest income), was 10.9% and 13.6% for the six months ended June 30, 2005 and 2004, respectively. The decline in noninterest income as a percent of total income was due to nonrecurring fees received in 2004, particularly BOLI commissions.

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

The Company’s efficiency ratio was 61.36% for the six months ended June 30, 2005 as compared to 61.78% for the same period in 2004. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Six months ended June 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Salaries and employee benefits	$5,355	$4,310
Occupancy expense	857	733
Premises and equipment expense	267	238
Service bureau fees	316	295
Data processing fees	139	133
Other	1,303	1,051

Total noninterest expense	$8,237	$6,760

Salaries and benefits expense increased $1.0 million or 24.2% during the first six months of 2005 compared to the same period in 2004 and reflects growth in the Bank’s management and staff from 117 full-time-equivalent employees as of June 30, 2004 to 124 full-time equivalent employees as of June 30, 2005. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $2.9 million for the six months ended June 30, 2005 compared with $2.5 million for the six months ended June 30, 2004, an increase of $400,000 or 16.0%. This increase is representative of the overall growth in the Company’s operations.

For The Three Months Ended June 30, 2005 and 2004

OVERVIEW

For the three months ended June 30, 2005, the Company had net income of $1.5 million, diluted earnings per share of $0.36 and a return on average equity of 16.3% compared with net income of $1.1 million, diluted earnings per share of $0.27 and a return on average equity of 14.0% for the three months ended June 30, 2004. Return on average assets for the three months ended June 30, 2005 and 2004 was 1.03% and 0.94%, respectively.

For the three months ended June 30, 2005, the net interest margin and the net interest rate spread were 4.44% and 3.74%, respectively, compared with 4.49% and 4.02%, respectively, at June 30, 2004.

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

Net interest income was $6.1 million for the three months ended June 30, 2005 as compared to $4.8 million for the three months ended June 30, 2004. This represents an increase of $1.3 million or 27.1%. This was the result of an increase in the average interest-earning asset base of $118.2 million, which consisted of an increase of $102.3 million in loans and $17.6 million in fed funds sold and other which was partially offset by a decrease of $1.7 million in investment securities. The average interest-bearing liabilities grew $77.2 million. Net interest margin declined 5 basis points during the period. Interest-earning assets contributed $1.4 million of the growth in net interest income which was partially offset $161,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2005.

The following table presents, for the three months ended June 30, 2005 and 2004, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. At June 30, 2005 and 2004, the Bank had extended no loans for which the interest thereon was exempt from taxation and had made no investments in tax-exempt portfolio securities. Nonaccrual loans are included in the table but have no interest income reflected.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$442,220	$7,455	6.76%	$339,916	$5,401	6.39%
Securities	89,660	765	3.42	91,364	672	2.96
Federal funds sold & other	18,647	137	2.95	1,069	3	1.13

Total interest-earning assets	550,527	8,357	6.09%	432,349	6,076	5.65%

Less allowance for loan losses	(5,258)			(4,128)

Total earning assets, net of allowance	545,269			428,221
Nonearning assets	44,666			40,180

Total assets	$589,935			$468,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$30,331	$57	0.75%	$24,362	19	0.31%
Money market and savings deposits	153,969	650	1.69	102,763	156	0.61
Certificates of deposit	176,263	1,317	3.00	129,721	785	2.43
Other borrowings	18,200	102	2.25	44,727	197	1.77
Junior subordinated debentures	8,248	137	6.66	8,248	97	4.73

Total interest-bearing liabilities	387,011	2,263	2.35%	309,821	1,254	1.63%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	163,250			125,637
Other liabilities	2,318			1,284

Total liabilities	552,579			436,742
Shareholders’ equity	37,356			31,659

Total liabilities and shareholders’ equity	$589,935			$468,401

Net interest income		$6,094			$4,822

Net interest spread			3.74%			4.02%

Net interest margin			4.44%			4.49%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended June 30, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$1,646	$408	$2,054
Securities	(11)	104	93
Federal funds sold & other	49	85	134

Total increase in interest income	1,684	597	2,281

Interest-bearing liabilities:
Interest-bearing demand deposits	5	33	38
Money market and savings deposits	78	416	494
Certificates of deposit	285	247	532
Other borrowings	(117)	22	(95)
Junior subordinated debentures	—	40	40

Total increase in interest expense	251	758	1,009

Increase (decrease) in net interest income	$1,433	$(161)	$1,272

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for loan losses” although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at June 30, 2005. A provision of $440,000 and $375,000 was made for the three months ended June 30, 2005 and 2004, respectively, an increase of $65,000 or 17.3%. This increase is primarily due to loan growth between June 30, 2004 and 2005.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended June 30, 2005 and 2004 was $727,000 and $658,000, respectively, an increase of $69,000 or 10.5%. The increase is primarily due to growth in the number of customers and services rendered. Noninterest income as a percent of total income (total net interest income and noninterest income), was 10.7% and 12.0% for the three months ended June 30, 2005 and 2004, respectively. The decline in noninterest income as a percent of total income was due primarily to a decline in service charge income.

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

The Company’s efficiency ratio was 60.4% for the three months ended June 30, 2005 as compared to 63.4% for the same period in 2004. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). An increase in the ratio indicates a less efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended June 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Salaries and employee benefits	$2,686	$2,227
Occupancy expense	433	384
Premises and equipment expense	135	118
Service bureau fees	159	148
Data processing fees	69	70
Other	637	526

Total noninterest expense	$4,119	$3,473

Salaries and benefits expense increased $459,000 or 20.6% during the second three months of 2005 compared to the same period in 2004 and reflects growth in the Bank’s management and staff from 117 employees as of June 30, 2004 to 124 employees as of June 30, 2005. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.4 million for the three months ended June 30, 2005 compared with $1.2 million for the three months ended June 30, 2004, an increase of $200,000 or 16.7%. This increase is representative of the overall growth in the Company’s operations.

FINANCIAL CONDITION

Total assets increased to $598.0 million at June 30, 2005, up $24.3 million or 4.2% from $573.7 million at December 31, 2004. Total loans of $444.5 million at June 30, 2004 represented a $42.0 million or 10.4% increase compared with $402.5 million in loans at December 31, 2004.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of June 30, 2005, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Bank rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. All relationships above $1.0 million are evaluated and acted upon by the Loan Committee, while relationships in excess of $250,000 are subject to each banking office’s chief executive officer’s review and approval. All new and renewed loans greater than $100,000 are reported monthly to the Board of Directors. The Bank’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds properly for the benefit of shareholders and the protection of depositors; (iii) serving the legitimate needs of the community and the Bank’s general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and (vi) ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. The Bank’s loan review and compliance personnel interact daily with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, the Bank emphasizes early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The following table summarizes the Bank’s loan portfolio by type of loan as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$134,167	30.2%	$130,896	32.5%
Real estate:
Commercial owner occupied and multi-family	163,783	36.8	143,415	35.6
Construction, land development and other land loans	78,600	17.7	68,028	16.9
Residential 1-4 family	29,680	6.7	26,901	6.7
Consumer and other	38,256	8.6	33,255	8.3

Total loans	$444,486	100.0%	$402,495	100.0%

The increase in total loans from $402.5 million at December 31, 2004 to $444.5 million at June 30, 2005 was primarily due the contributions from several new lenders.

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

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$139	$289
Accruing loans 90 or more days past due	77	329
Other real estate and foreclosed property	175	14

Total nonperforming assets	$391	$632

Nonperforming assets to total loans and other real estate	0.09%	0.16%

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days or the loan officer believes the loan may be partially uncollectible. At June 30, 2005, the Bank had nonaccrual loans totaling $139,000, compared to nonaccrual loans at December 31, 2004 of $289,000. Accruing loans 90 or more days past due have been reduced to $77,000 since year end resulting from payments to make current and to a lesser extent charge-offs.

Allowance for loan losses – Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the December 31, 2004 consolidated financial statements for additional information on loans and the allowance for loan losses.

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

The following table presents an analysis of the allowance for loan losses and other data for the six months ended June 30, 2005 and the year ended December 31, 2004:

	Six months Ended June 30,	Year ended December 31,
(Dollars in thousands)	2005	2004
Balance, beginning of period	$4,813	$3,783
Provision for loan losses	935	1,450
Loans charged off:
Commercial loans	(278)	(519)
1-4 family residential	(39)	—
Real estate commercial	(117)
Consumer loans	(18)	(85)
Recoveries:
Commercial loans	19	171
Consumer loans	—	13

Net charge offs	(433)	(420)

Balance, end of period	$5,315	$4,813

Ratios:
Allowance to end of period loans	1.20%	1.20%
Net charge-offs to average loans outstanding during the period	0.20%	0.12%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
Commercial and industrial	$1,605	30.2%	$1,564	32.5%
Real estate	3,253	61.2	2,849	59.2
Consumer and other	457	8.6	400	8.3

Total	$5,315	100.0%	$4,813	100.0%

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

The amortized cost and fair value of investment securities classified as available for sale at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$7,400	$—	$12	$7,388
Mortgage-backed securities	59,499	—	709	58,790
Municipal securities	982	—	25	957
Federal Reserve Bank stock	815	—	—	815
Federal Home Loan Bank stock	2,032	—	—	2,032

	$70,728	$—	$746	$69,982

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$5,000	$—	$—	$5,000
Mortgage-backed securities	63,547	6	285	63,268
Municipal securities	984	—	16	968
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,515	—	—	2,515

	$72,887	$6	$301	$72,592

The amortized cost and gross market value of investment securities classified as held to maturity at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$8,141	$—	$80	$8,061
Mortgage-backed securities	6,160	—	9	6,151

	$14,301	$—	$89	$14,212

	December 31, 2004
		Gross Unrealized		Gross
	Amortized Cost	Gain	Loss	Market Value
	(Dollars in thousands)
U.S. Government and agency securities	$9,201	$—	$43	$9,158
Mortgage-backed securities	7,652	51	7	7,696

	$16,853	$51	$50	$16,854

There were $4.1 million at June 30, 2005 and December 31, 2004 of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of June 30, 2005. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

	June 30, 2005
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
					(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$7,388	3.90%	$—	$—	$—	$—	$7,388	3.90%
Mortgage-backed securities	—	—	—	—	15,411	4.04%	43,379	4.30%	58,790	4.23
Municipal securities	—	—	957	2.93	—	—	—	—	957	2.93

	$—	—%	$8,345	3.78%	$15,411	4.04%	$43,379	4.30%	$67,135	4.18%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of June 30, 2005.

	June 30, 2005
	Within One Year		After One Year but Within five years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
					(Dollars in thousands)
U.S. Government and agency securities	$3,020	2.41%	$5,121	3.03%	$—	—%	$—	—%	$8,141	2.80%
Mortgage-backed securities	—	—	432	4.54	—	—	5,728	4.72	6,160	4.71

	$3,020	2.41%	$5,553	3.15%	$—	—%	$5,728	4.72%	$14,301	3.62%

Deposits

The Bank’s deposits increased to $539.6 million at June 30, 2005, up from $497.8 million at December 31, 2004, an increase of $41.8 million or 8.4%. Noninterest-bearing deposits were $167.2 million at June 30, 2005, down from $167.8 million at December 31, 2004. For the six months ended June 30, 2005, interest-bearing deposits increased 12.9% from $330.0 million at December 31, 2004 to $372.5 million at June 30, 2005.

The following table presents the daily average balance and weighted average rate for the indicated periods.

	Six months ended June 30, 2005		Year ended December 31, 2004
(Dollars in thousands)	Amount	Rate	Amount	Rate

Money market checking accounts	$28,998	0.65%	$25,401	0.36%
Money market and savings	151,518	1.48	114,368	0.73
Certificates of deposit	168,554	2.86	134,678	2.52

Total interest-bearing deposits	349,070	2.08	274,447	1.57
Noninterest-bearing deposits	167,326	—	131,801	—

Total deposits	$516,396	1.40%	$406,248	1.06%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of June 30, 2005:

(In thousands)
Maturities of time deposits
Three months or less	$71,347
Over 3 through 6 months	18,278
Over 6 through and 12 months	27,983
Over 12 months	59,801

Total	$177,409

Weighted average rate on time deposits	3.14%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $10 million at June 30, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at June 30, 2005 was in excess of $219 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at June 30, 2005 and December 31, 2004 are $87.6 million and $65.7 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the six months ended June 30, 2005 and during the year ended December 31, 2004 due primarily to the net income. Shareholders’ equity stood at $38.0 million at June 30, 2004, up $2.9 million or 8.2% from $35.2 million at December 31, 2004.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

As of June 30, 2005, the Bank and the Company were well capitalized, based on the OCC prompt corrective action ratios and guidelines. The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 7.70%, 9.33% and 10.42%, respectively, at June 30, 2005.

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

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on April 19, 2005. All share information has been restated to give effect to the two-for-one stock split effective May 24, 2004.

(b)	The following directors were elected until the Company’s 2006 annual meeting of shareholders: The results of the vote for the election of the five nominees listed below as Directors of the Bank were as indicated opposite their respective name:

Director	For	Against	Abstain
C. P. Bryan	2,709,572	20,340	0
Gerald W. Bodzy	2,709,898	20,014	0
Donn C. Fullenweider	2,709,898	20,014	0
James H. Hassell	2,709,898	20,014	0
Wayne C. Owen	2,709,898	20,014	0

(c)	The shareholders ratified the appointment of KPMG LLP as independent auditors for the 2005 fiscal year. A total of 2,698,210 shares voted in favor of the appointment, 19,822 shares were voted against the appointment and 11,880 shares abstained from voting.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by Republic Bancshares of Texas, Inc. during the six months ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Republic Bancshares of Texas, Inc.
(Registrant)

By	/s/ C.P. Bryan
C. P. Bryan
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ R. John McWhorter
R. John McWhorter
Executive Vice President and
Chief Financial Officer

Dated:	August 3, 2005