Form 10-Q
period 2005-09-30
REPUBLIC BANCSHARES OF TEXAS INC
filed 2005-11-04
CIK 1160206

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 000-33201

REPUBLIC BANCSHARES OF TEXAS, INC.

(Exact name of registrant as specified in its charter)

Texas	76-0691991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 Westheimer Suite 101 Houston, Texas

(Address of principal executive offices)

77027

(Zip Code)

281-315-1100

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act (“Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, there were 3,991,133 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

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

REPUBLIC BANCSHARES OF TEXAS, INC.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Balance Sheet

(Dollars in thousands, except share data)	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$25,222	$17,564
Federal funds sold and other	38,841	45,682

Total cash and cash equivalents	64,063	63,246

Investment securities available for sale	73,272	72,592
Investment securities held to maturity	12,441	16,853

Loans (note 2)	451,729	402,495
Less: Allowance for loan losses (note 2)	(5,362)	(4,813)

Loans, net	446,367	397,682

Premises and equipment, net	9,176	8,321
Accrued interest receivable	2,173	2,092
Other assets	14,383	12,876

Total assets	$621,875	$573,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$179,202	$167,798
Interest-bearing	382,020	329,962

Total deposits	561,222	497,760
Junior subordinated debentures	8,248	8,248
Accrued interest payable	828	846
Other borrowings (note 5)	10,000	30,000
Other liabilities	1,677	1,656

Total liabilities	581,975	538,510

Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value; 20,000,000 shares authorized, 3,991,133 issued and outstanding as of September 30, 2005 and 3,934,881 issued and outstanding as of December 31, 2004	3,991	3,935
Additional paid-in capital	18,185	17,732
Accumulated other comprehensive loss, net of tax	(615)	(194)
Retained earnings	18,339	13,679

Total shareholders’ equity	39,900	35,152

Total liabilities and shareholders’ equity	$621,875	$573,662

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest income:
Loans, including fees	$7,756	$5,817	$21,972	$16,405
Investment securities	779	630	2,300	1,942
Federal funds sold and other	289	34	624	51

Total interest income	8,824	6,481	24,896	18,398

Interest expense:
Interest-bearing deposits	2,310	1,106	5,906	2,999
Other borrowings	71	183	323	558
Junior subordinated debentures	149	108	412	301

Total interest expense	2,530	1,397	6,641	3,858

Net interest income	6,294	5,084	18,255	14,540
Provision for loan losses	165	300	1,100	1,125

Net interest income after provision for loan losses	6,129	4,784	17,155	13,415

Noninterest income:
Service charges on deposits	407	535	1,241	1,406
Other noninterest income	279	236	908	851

Total noninterest income	686	771	2,149	2,257

Noninterest expense:
Salaries and employee benefits	2,759	2,382	8,114	6,692
Occupancy expense	409	398	1,266	1,131
Premises and equipment expense	133	135	400	373
Service bureau fees	158	152	474	447
Data processing fees	71	68	210	201
Other	616	653	1,917	1,704

Total noninterest expense	4,146	3,788	12,381	10,548

Income before income tax provision	2,669	1,767	6,923	5,124
Provision for income taxes	875	576	2,263	1,672

Net income	$1,794	$1,191	$4,660	$3,452

Earnings per common share:
Basic	$0.45	$0.30	$1.18	$0.88
Diluted	$0.42	$0.29	$1.11	$0.85

Shares used in computing per share data:
Basic	3,983	3,915	3,961	3,907
Diluted	4,229	4,093	4,206	4,075

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss, net of tax	Retained earnings	Total shareholders’ equity
	Shares	Dollars
	(Dollars in thousands)
Balance at December 31, 2004	3,934,881	$3,935	$17,732	$(194)	$13,679	$35,152

Issuance of common stock	43,252	43	391	—	—	434

Exercise of stock options	13,000	13	68	—	—	81

Other	—	—	(6)	—	—	(6)

Comprehensive income
Net income for the nine months ended September 30, 2005	—	—	—	—	4,660	4,660
Net change in unrealized depreciation on securities available for sale, net of deferred taxes of $217	—	—	—	(421)	—	(421)

Total comprehensive income	—	—	—	—	—	4,239

Balance at September 30, 2005	3,991,133	$3,991	$18,185	$(615)	$18,339	$39,900

See accompanying condensed notes to unaudited interim consolidated financial statements.

Republic Bancshares of Texas, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,660	$3,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	558	503
Net amortization of premium on investment securities	394	500
Amortization of issuance costs on subordinated debentures	18	18
Provision for loan losses	1,100	1,125
(Gain) loss on sales of securities	2	(4)
Increase in accrued interest receivable	(81)	(200)
Increase in other assets	(1,308)	(409)
Increase (decrease) in accrued interest payable	(18)	203
Increase in other liabilities	21	402

Net cash provided by operating activities	5,346	5,590

Cash flows from investing activities:
Net increase in loans	(49,785)	(56,024)
Principal paydowns and sales of investment securities available for sale	22,452	35,142
Principal paydowns and maturities of investment securities held to maturity	4,295	4,498
Purchase of investment securities available for sale	(24,049)	(30,063)
Purchases of bank premises and equipment	(1,413)	(1,839)

Net cash used in investing activities	(48,500)	(48,286)

Cash flows from financing activities:
Net increase in deposits	63,462	74,489
Decrease in other borrowings	(20,000)	(10,000)
Proceeds from the sale of common stock	434	190
Proceeds from exercise of stock options	81	44
Other	(6)	(5)

Net cash provided by financing activities	43,971	64,718

Net increase in cash and cash equivalents	817	22,022

Cash and cash equivalents at beginning of period	63,246	20,831

Cash and cash equivalents at end of period	$64,063	$42,853

Supplemental disclosure of cash flow information:
Interest paid	$6,659	$3,655
Taxes paid	$2,588	$1,264

See accompanying condensed notes to unaudited interim consolidated financial statements.

REPUBLIC BANCSHARES OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2005, consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, cash flows for the nine months ended September 30, 2005 and 2004, and the changes in shareholders’ equity for the nine months ended September 30, 2005. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first nine months of 2005 are not necessarily indicative of the results of operations for a full-year period.

The Bank offers a full range of banking services through six banking offices located in the Houston metropolitan area. The accounting and reporting policies of the Company, RBT and the Bank conform to U.S. generally accepted accounting principles and to general practices within the banking industry.

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

Stock-based compensation

Financial Accounting Standards Board (“FASB”) Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, requires companies to record compensation cost for stock-based employee compensation plans at fair value. Management has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. No stock-based employee compensation cost is reflected in net income for the three and nine months ended September 30, 2005 and 2004.

In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income as reported	$1,794	$1,191	$4,660	$3,452
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards[1], net of related tax effects	(12)	(13)	(35)	(40)

Pro forma net income	$1,782	$1,178	$4,625	$3,412

Earnings per share:
Basic—as reported	$0.45	$0.30	$1.18	$0.88

Basic—pro forma	$0.45	$0.30	$1.17	$0.87

Diluted—as reported	$0.42	$0.29	$1.11	$0.85

Diluted—pro forma	$0.42	$0.29	$1.10	$0.84

1	All awards consist of awards granted, modified, or settled in fiscal periods beginning after 1994—that is, awards for which the fair value was required to be measured under Statement 123.

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

Management believes that the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio as of September 30, 2005. While management uses available information to recognize loan losses, future additions to the allowance account may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

(3) Earnings per share

Earnings per common share is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$1,794	$1,191	$4,660	$3,452

Divided by average common shares and common share equivalents:
Average common shares	3,983	3,915	3,961	3,907
Average common shares issuable under the stock option plans	246	178	245	168

Total average common shares and common share equivalents	4,229	4,093	4,206	4,075

Basic earnings per common share	$0.45	$0.30	$1.18	$0.88

Diluted earnings per common share	$0.42	$0.29	$1.11	$0.85

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

Impaired loans are identified and measured in conjunction with management’s review of non-performing loans, classified assets, and the allowance for loan losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, or the loan’s market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the recorded amount of the loan, excluding any allowance for loan losses and including accrued interest, then the impairment is recognized by a charge to operations or a specific allocation of the allowance for loan losses.

(5) Other borrowings

Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank (“FHLB”) in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition, and is currently in excess of $224 million. At September 30, 2005, the contractual maturities of these borrowings are as follows:

Date of Issuance	Term	Rate	Amount
April 24, 2003	3yrs	2.534%	$7,500
April 24, 2003	4yrs	3.028	2,500

			$10,000

(6) Recent accounting pronouncements

FASB Statement No.123R, Share-Based Payment (Revised 2004), (“Statement 123R”) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. Statement 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. Statement 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Company’s consolidated balance sheet and consolidated statement of income. These statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report of Republic Bancshares of Texas, Inc. on Form 10-KSB for the year ended December 31, 2004. The results of operations for the first nine months of 2005 are not necessarily indicative of the results of operations for a full-year period.

On May 24, 2004, the Company completed a two-for-one stock split effected in the form of a 100 percent stock dividend payable to shareholders of record on May 10, 2004. The Company’s common stock outstanding increased to approximately 3.9 million shares after the split. All prior period per share and share information has been restated to reflect this split.

On September 15, 2005, the Company issued a press release announcing its intent to engage in a going private transaction. The transaction will provide for the reclassification of shares of the Company’s common stock held by shareholders who are the record holders of 2,100 or fewer shares of Company common stock into shares of the Company’s Series A preferred stock, on the basis of one share of Series A preferred stock for each share of common stock held by such shareholders. The transaction is designed to enable the Company to terminate its reporting obligations under the Securities Exchange Act of 1934.

For The Nine Months Ended September 30, 2005 and 2004

OVERVIEW

For the nine months ended September 30, 2005, the Company had net income of $4.7 million, diluted earnings per share of $1.11 and a return on average equity of 16.6% compared with net income of $3.5 million, diluted earnings per share of $0.85 and a return on average equity of 14.5% for the nine months ended September 30, 2004. Return on average assets for the nine months ended September 30, 2005 and 2004 was 1.05% and 0.98%, respectively.

For the nine months ended September 30, 2005, the net interest margin and the net interest rate spread were 4.42% and 3.71%, respectively, compared with 4.49% and 4.02%, respectively, for the nine months ended September 30, 2004.

At September 30, 2005, the Company had total assets of $621.9 million, total loans of $451.7 million, total deposits of $561.2 million and shareholders’ equity of $39.9 million. At December 31, 2004, the Company had total assets of $573.7 million, total loans of $402.5 million, total deposits of $497.8 million and shareholders’ equity of $35.2 million. The amounts at September 30, 2005 reflect an increase of $48.2 million or 8.4% in assets, $49.2 million or 12.2% in loans, $63.4 million or 12.7% in deposits and $4.7 million or 13.5% in shareholders’ equity compared with the amounts at December 31, 2004.

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

Net interest income was $18.3 million for the nine months ended September 30, 2005 as compared to $14.5 million for the nine months ended September 30, 2004. This represents an increase of $3.8 million or 26.2%. This was the result of an increase in the average interest-earning asset base of $119.9 million which consisted of an increase of $94.2 million in loans, $2.9 million in investments, $22.8 million in fed funds sold and other. Average interest-bearing liabilities grew $72.9 million. Net interest margin declined 7 basis points during the period. Interest-earning assets contributed $4.1 million of the growth in net interest income which was partially offset $359,000 due to the decline in rates. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2005.

The Company’s average deposits grew from $388.1 million for the nine months ended September 30, 2004 to $526.7 million for the nine months ended September 30, 2005, an increase of $138.6 million or 35.7%. Growth in noninterest-bearing deposits accounted for $45.0 million or 35.9% of the increase. Interest-bearing demand deposits increased $52.3 million or 39.4% and time deposits increased $41.4 million or 31.8%. For the nine months ended September 30, 2005 and 2004, the Company posted a net interest margin of 4.42% and 4.49%, respectively.

The following table presents, for the nine months ended September 30, 2005 and 2004, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Nonaccrual loans are included in the table but have no interest income reflected.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Cost	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$435,276	$21,972	6.75%	$341,108	$16,405	6.42%
Securities	89,165	2,300	3.45	86,266	1,942	3.01
Federal funds sold & other	28,281	624	2.95	5,457	51	1.25

Total interest-earning assets	552,722	24,896	6.02%	432,831	18,398	5.68%

Less allowance for loan losses	(5,184)			(4,151)

Total earning assets, net of allowance	547,538			428,680
Nonearning assets	46,343			40,896

Total assets	$593,881			$469,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$29,300	$153	0.70%	$24,900	$64	0.34%
Money market and savings deposits	155,803	1,912	1.64	107,916	519	0.64
Certificates of deposit	171,386	3,841	3.00	129,995	2,416	2.48
Other borrowings	19,027	323	2.27	39,804	558	1.87
Junior subordinated debentures	8,248	412	6.68	8,248	301	4.87

Total interest-bearing liabilities	383,764	6,641	2.31%	310,863	3,858	1.66%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	170,232			125,245
Other liabilities	2,353			1,681

Total liabilities	556,349			437,789
Shareholders’ equity	37,532			31,787

Total liabilities and shareholders’ equity	$593,881			$469,576

Net interest income		$18,255			$14,540

Net interest spread			3.71%			4.02%

Net interest margin			4.42%			4.49%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Nine months ended September 30, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Days	Total
Interest-earning assets:
Loans	$4,572	$1,055	$(60)	$5,567
Securities	70	295	(7)	358
Federal funds sold & other	213	360	—	573

Total increase (decrease) in interest income	4,855	1,710	(67)	6,498

Interest-bearing liabilities:
Interest-bearing demand deposits	11	78	—	89
Money market and savings deposits	232	1,163	(2)	1,393
Certificates of deposit	775	659	(9)	1,425
Other borrowings	(290)	57	(2)	(235)
Junior subordinated debentures	—	112	(1)	111

Total increase (decrease) in interest expense	728	2,069	(14)	2,783

Increase (decrease) in net interest income	$4,127	$(359)	$(53)	$3,715

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under Allowance for loan losses although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2005. A provision of $1.1 million was made for the nine months ended September 30, 2005 and 2004.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for both of the nine month periods ended September 30, 2005 and 2004 was $2.1 million and $2.3 million, respectively. Noninterest income as a percent of total income (total net interest income and noninterest income), was 10.5% and 13.4% for the nine months ended September 30, 2005 and 2004, respectively. The decline in noninterest income as a percent of total income was due to nonrecurring fees received in 2004, particularly Bank Owned Life Insurance commissions of $180,000.

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

The Company’s efficiency ratio was 60.7% for the nine months ended September 30, 2005 as compared to 62.8% for the same period in 2004. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Salaries and employee benefits	$8,114	$6,692
Occupancy expense	1,266	1,131
Premises and equipment expense	400	373
Service bureau fees	474	447
Data processing fees	210	201
Other	1,917	1,704

Total noninterest expense	$12,381	$10,548

Salaries and benefits expense increased $1.4 million or 21.2% during the first nine months of 2005 compared to the same period in 2004 and reflects growth in the Bank’s management and staff. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $4.3 million for the nine months ended September 30, 2005 compared with $3.9 million for the nine months ended September 30, 2004, an increase of $400,000 or 10.3%. This increase is representative of the overall growth in the Company’s operations.

For The Three Months Ended September 30, 2005 and 2004

OVERVIEW

For the three months ended September 30, 2005, the Company had net income of $1.8 million, diluted earnings per share of $0.42 and a return on average equity of 18.3% compared with net income of $1.2 million, diluted earnings per share of $0.29 and a return on average equity of 14.5% for the three months ended September 30, 2004. Return on average assets for the three months ended September 30, 2005 and 2004 was 1.18% and 0.97%, respectively.

For the three months ended September 30, 2005, the net interest margin and the net interest rate spread were 4.41% and 3.60%, respectively, compared with 4.48% and 3.99%, respectively, at September 30, 2004.

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

Net interest income was $6.3 million for the three months ended September 30, 2005 as compared to $5.1 million for the three months ended September 30, 2004. This represents an increase of $1.2 million or 23.5%. This was the result of an increase in the average interest-earning asset base of $114.7 million, which consisted of an increase of $86.7 million in loans, $24.0 million in fed funds sold and other and $3.9 million in investment securities. The average interest-bearing liabilities grew $66.9 million. Net interest margin declined 7 basis points during the period. Interest-earning assets contributed $1.3 million of the growth in net interest income which was partially offset $131,000 due to the decline in the net interest margin. Growth continued in all aspects of the Company’s lending and deposit-gathering efforts throughout 2005.

The Company’s average deposits grew from $409.1 million for the three months ended September 30, 2004 to $547.1 million for the three months ended September 30, 2005, an increase of $138.0 million or 33.7%. Growth in noninterest-bearing deposits accounted for $43.8 million or 33.1% of the increase. Interest-bearing demand deposits increased $56.5 million or 41.0% and time deposits increased $37.8 million or 27.2%. For the three months ended September 30, 2005 and 2004, the Company posted a net interest margin of 4.41% and 4.48%, respectively.

The following table presents, for the three months ended September 30, 2005 and 2004, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance or liability. Nonaccrual loans are included in the table but have no interest income reflected.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Cost	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$446,339	$7,756	6.89%	$359,616	$5,817	6.44%
Securities	87,189	779	3.54	83,258	630	3.01
Federal funds sold & other	32,981	289	3.48	8,946	34	1.51

Total interest-earning assets	566,509	8,824	6.18%	451,820	6,481	5.71%

Less allowance for loan losses	(5,333)			(4,442)

Total earning assets, net of allowance	561,176			447,378
Nonearning assets	45,894			42,172

Total assets	$607,070			$489,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market checking accounts	$29,893	$60	0.80%	$25,675	$24	0.37%
Money market and savings deposits	164,234	800	1.93	111,977	202	0.72
Certificates of deposit	176,959	1,450	3.25	139,191	880	2.52
Other borrowings	10,000	71	2.82	37,366	183	1.95
Junior subordinated debentures	8,248	149	7.17	8,248	108	5.21

Total interest-bearing liabilities	389,334	2,530	2.58%	322,457	1,397	1.72%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	176,048			132,234
Other liabilities	2,502			1,885

Total liabilities	567,884			456,676
Shareholders’ equity	39,186			32,874

Total liabilities and shareholders’ equity	$607,070			$489,550

Net interest income		$6,294			$5,084

Net interest spread			3.60%			3.99%

Net interest margin			4.41%			4.48%

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.

	Three months ended September 30, 2005 vs. 2004
(Dollars in thousands)	Increase (Decrease) due to
	Volume	Rate	Total
Interest-earning assets:
Loans	$1,424	$515	$1,939
Securities	32	117	149
Federal funds sold & other	92	163	255

Total increase in interest income	1,548	795	2,343

Interest-bearing liabilities:
Interest-bearing demand deposits	4	32	36
Money market and savings deposits	95	503	598
Certificates of deposit	242	328	570
Other borrowings	(134)	22	(112)
Junior subordinated debentures	—	41	41

Total increase in interest expense	207	926	1,133

Increase (decrease) in net interest income	$1,341	$(131)	$1,210

Provision for loan losses

The provision for loan losses is established through charges to income in the form of a provision to bring the total allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under Allowance for loan losses although no assurance can be given, management believes the allowance for loan losses is adequate to cover losses inherent in the loan portfolio at September 30, 2005. A provision of $165,000 and $300,000 was made for the three months ended September 30, 2005 and 2004, respectively, a decrease of $135,000 or 45.0%.

Noninterest income

The Company’s primary source of noninterest income is service charges on deposit accounts and other banking service-related fees. Noninterest income for the three months ended September 30, 2005 and 2004 was $686,000 and $771,000, respectively, a decrease of $85,000 or 11.0%. The decrease is primarily due to fewer customers utilizing the Bounce Protection product. Noninterest income as a percent of total income (total net interest income and noninterest income), was 9.8% and 13.2% for the three months ended September 30, 2005 and 2004, respectively. The decline in noninterest income as a percent of total income was due primarily to a decline in service charge income.

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

The Company’s efficiency ratio was 59.4% for the three months ended September 30, 2005 as compared to 64.7% for the same period in 2004. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income before provision for loan losses plus noninterest income, excluding net security gains (losses). A decrease in the ratio indicates a more efficient allocation of resources.

The following table presents for the periods indicated the major categories of noninterest expense:

	Three months ended September 30,
(Dollars in thousands)	2005	2004
	(Unaudited)
Salaries and employee benefits	$2,759	$2,382
Occupancy expense	409	398
Premises and equipment expense	133	135
Service bureau fees	158	152
Data processing fees	71	68
Other	616	653

Total noninterest expense	$4,146	$3,788

Salaries and benefits expense increased $377,000 or 15.8% during the three months ended September 30, 2005 compared to the same period in 2004 and reflects growth in the Bank’s management and staff. The additional staff were hired to accommodate growth in all aspects of the Company’s operations. The increase is also due to increased medical insurance and other benefit expenses.

Nonstaff expenses were $1.4 million for the three months ended September 30, 2005 and September 30, 2004, respectively. This stability is reflective of management’s efforts to maintain costs.

FINANCIAL CONDITION

Total assets increased to $621.9 million at September 30, 2005, up $48.2 million or 8.4% from $573.7 million at December 31, 2004. Total loans of $451.7 million at September 30, 2005 represented a $49.2 million or 12.2% increase compared with $402.5 million in loans at December 31, 2004.

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

Consumer

The Bank provides a wide variety of consumer loans including motor vehicle, watercraft, education loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. As of September 30, 2005, the Bank had no indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
	(unaudited)
Commercial	$136,266	30.2%	$130,896	32.5%
Real estate:
Commercial owner occupied and multi-family	171,884	38.0	143,415	35.6
Construction, land development and other land loans	74,930	16.6	68,028	16.9
Residential 1-4 family	30,982	6.9	26,901	6.7
Consumer and other	37,667	8.3	33,255	8.3

Total loans	$451,729	100.0%	$402,495	100.0%

The increase in total loans from $402.5 million at December 31, 2004 to $451.7 million at September 30, 2005 was primarily due to the addition of several new loan officers.

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

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
	(unaudited)
Nonaccrual loans	$237	$289
Accruing loans 90 or more days past due	141	329
Other real estate and foreclosed property	514	14

Total nonperforming assets	$892	$632

Nonperforming assets to total loans and other real estate	0.20%	0.16%

A loan is placed on nonaccrual status when the loan reaches a past due status of at least 90 days and is not in the process of collection or the loan officer believes the loan may be partially uncollectible. At September 30, 2005, the Bank had nonaccrual loans totaling $237,000, compared to nonaccrual loans at December 31, 2004 of $289,000. Accruing loans 90 or more days past due have been reduced to $141,000 since year end resulting from payments to make current and to a lesser extent charge-offs.

Allowance for loan losses – Critical Accounting Policy

The Company considers its Allowance for Loan Losses as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See Note 3 to the Company’s December 31, 2004 consolidated financial statements for additional information on loans and the allowance for loan losses.

Management has estimated an allowance for loan losses which it believes is adequate to absorb probable losses inherent in the Bank’s loan portfolio. The Bank follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Bank maintains an internally classified loan watch list which, along with a delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In making its evaluation, management considers factors such as growth in the loan portfolio, the diversification by industry of the Bank’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when a loan is deemed to be uncollectible.

The following table presents an analysis of the allowance for loan losses and other data for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	Nine months ended September 30,	Year ended December 31,
(Dollars in thousands)	2005	2004
	(unaudited)
Balance, beginning of period	$4,813	$3,783
Provision for loan losses	1,100	1,450
Loans charged off:
Commercial	(431)	(519)
1-4 family residential	(39)	—
Real estate commercial	(116)	—
Consumer and other	(19)	(85)
Recoveries:
Commercial	54	171
Consumer	—	13

Net charge offs	(551)	(420)

Balance, end of period	$5,362	$4,813

Ratios:
Allowance to end of period loans	1.19%	1.20%
Net charge-offs to average loans outstanding during the period	0.17%	0.12%

The following table describes the allocation of the allowance for loan losses among various categories of loans and provides certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the credit portfolio. The balance of the allowance for loan losses at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent of loans to total loans	Amount	Percent of loans to total loans
	(unaudited)
Commercial	$1,619	30.2%	$1,564	32.5%
Real estate	3,298	61.5	2,849	59.2
Consumer and other	445	8.3	400	8.3

Total	$5,362	100.0%	$4,813	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of allowance are required, allocations are assigned to those loans. The bank maintains an allowance that is sufficient to absorb an estimated amount of unidentified probable losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management of the Bank monitors these conditions and is committed to maintaining an adequate allowance to absorb probable losses.

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

The amortized cost and fair value of investment securities classified as available for sale at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$7,400	$—	$27	$7,373
Mortgage-backed securities	63,519	—	882	62,637
Municipal securities	980	—	22	958
Federal Reserve Bank stock	815	—	—	815
Federal Home Loan Bank stock	1,489	—	—	1,489

	$74,203	$—	$931	$73,272

	December 31, 2004
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
U.S. Government and agency securities	$5,000	$—	$—	$5,000
Mortgage-backed securities	63,547	6	285	63,268
Municipal securities	984	—	16	968
Federal Reserve Bank stock	841	—	—	841
Federal Home Loan Bank stock	2,515	—	—	2,515

	$72,887	$6	$301	$72,592

The amortized cost and gross market value of investment securities classified as held to maturity at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized		Gross Market Value
		Gain	Loss
	(Dollars in thousands)
U.S. Government and agency securities	$7,113	$—	$87	$7,026
Mortgage-backed securities	5,328	7	36	5,299

	$12,441	$7	$123	$12,325

	December 31, 2004
		Gross Unrealized		Gross Market Value
	Amortized Cost	Gain	Loss
		(Dollars in thousands)
U.S. Government and agency securities	$9,201	$—	$43	$9,158
Mortgage-backed securities	7,652	51	7	7,696

	$16,853	$51	$50	$16,854

There were $4.1 million at September 30, 2005 and December 31, 2004 of securities held to maturity pledged as collateral to public deposits and other purposes required or permitted by law.

Contractual maturities of investment securities

The following table summarizes the contractual maturity of investment securities available for sale on a fair value basis and their weighted average yields as of September 30, 2005. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

	September 30, 2005
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$—	—%	$7,373	3.67%	$—	—%	$—	—%	$7,373	3.67%
Mortgage-backed securities	—	—	—	—	21,282	4.21%	41,355	4.64%	62,637	4.50
Municipal securities	179	2.45	779	3.05	—	—	—	—	958	2.94

	$179	2.45%	$8,152	3.61%	$21,282	4.21%	$41,355	4.64%	$70,968	4.39%

The following table summarizes the contractual maturity of investment securities held to maturity on an amortized cost basis and their weighted average yields as of September 30, 2005.

	September 30, 2005
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government and agency securities	$3,033	2.55%	$4,080	3.10%	$—	—%	$—	—%	$7,113	2.86%
Mortgage-backed securities	—	—	358	4.59	—	—	4,969	5.11	5,328	5.08

	$3,033	2.55%	$4,438	3.22%	$—	—%	$4,969	5.11%	$12,441	3.81%

Deposits

The Bank’s deposits increased to $561.2 million at September 30, 2005, up from $497.8 million at December 31, 2004, an increase of $63.4 million or 12.7%. Noninterest-bearing deposits were $179.2 million at September 30, 2005, up from $167.8 million at December 31, 2004. For the nine months ended September 30, 2005, interest-bearing deposits increased 15.8% from $330.0 million at December 31, 2004 to $382.0 million at September 30, 2005.

The following table presents the daily average balance and weighted average rate for the indicated periods.

	Nine months ended September 30, 2005		Year ended December 31, 2004
(Dollars in thousands)	Amount	Rate	Amount	Rate
Money market checking	$29,300	0.70%	$25,401	0.36%
Money market and savings	155,803	1.64	114,368	0.73
Certificates of deposit	171,386	3.00	134,678	2.52

Total interest-bearing deposits	356,489	2.22	274,447	1.57
Noninterest-bearing deposits	170,232	—	131,801	—

Total deposits	$526,721	1.50%	$406,248	1.06%

Time deposits are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits are a significant source of the Bank’s funds. The following table presents the maturities of time deposits as of September 30, 2005:

(In thousands)
Maturities of time deposits
Three months or less	$66,682
Over 3 through 6 months	21,952
Over 6 through and 12 months	38,283
Over 12 months	52,876

Total	$179,793

Weighted average rate on time deposits	3.38%

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

Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB to the Bank were $10 million at September 30, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at September 30, 2005 was in excess of $224 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

Off Balance Sheet Items

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

Cash reserves are commitments to extend credit on a customer’s transaction deposit account, whereby the Company will clear draws on the account even if existing funds are insufficient. Outstanding unfunded commitments to extend credit at September 30, 2005 and December 31, 2004 are $86.1 million and $65.7 million, respectively.

The Company is involved in various litigation arising in the normal course of business. In the opinion of management, the ultimate liability, if any, would not be material to the consolidated financial position or results of operations of the Company.

Capital resources

Shareholders’ equity increased during the nine months ended September 30, 2005 and during the year ended December 31, 2004 due primarily to the Company’s net income. Shareholders’ equity stood at $39.9 million at September 30, 2005, up $4.7 million or 13.4% from $35.2 million at December 31, 2004.

Capital management consists of providing equity to support both current and future operations. The Company and the Bank are subject to capital adequacy requirements imposed by the Federal Reserve and the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements.

As of September 30, 2005, the Bank was well capitalized, based on the OCC prompt corrective action ratios and guidelines. The Bank’s risk-based capital ratios including Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 7.80%, 9.54% and 10.62%, respectively, at September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Management Committee, which is composed of senior officers of the Bank and two outside directors, in accordance with policies approved by the Bank’s Board of Directors.

To effectively measure and manage interest rate risk, the Company uses simulation and analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. See the Company’s Annual Report on Form 10-KSB, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity” which was filed on March 18, 2005 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: November 4, 2005